Form 10QSB
period 1995-12-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1996-02-13
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB


   (Mark One)
   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the quarterly period ended December 31, 1995

                                     or

    [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the transition period from __________ to __________

                       Commission File Number  0-3743


                     CONTINENTAL INVESTMENT CORPORATION
           (Exact name of registrant as specified in its charter)


                 Georgia                             58-0705228
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


                   10254 Miller Road, Dallas, Texas 75238
            (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code: (214) 691-1100

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes X    No

       As of January 31, 1995, the registrant had outstanding 8,913,527 shares of Common Stock.

            Continental Investment Corporation and Subsidiaries

                          FORM 10-QSB REPORT INDEX


                                                                   Page No.

  PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

            Consolidated Balance Sheets as of  December 31, 1995
               and September 30, 1995                                 3

            Consolidated Statement of Operations
              Three months ended December 31, 1995 and 1994           5

            Consolidated Statement of Stockholders' Equity
              Three months ended December 31, 1995                    6

            Consolidated Statement of Cash Flows
              Three months ended December 31, 1995 and 1994           7

            Notes to Consolidated Financial Statements                8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9

  PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                      11


  Signatures                                                         11

  PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements.

             Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
                                              December 31,  September 30,
                                                 1995           1995
            ASSETS                            (Unaudited)

  CASH                                        $   (2,361)    $   18,165

  PROPERTY, at cost                            3,220,874      3,220,712

  OTHER ASSETS
     Intangibles, net of
       accumulated amortization
       of $6,611 and $6,028                       28,389         28,972
     Other                                        61,870          8,204
                                              __________     __________

          Total assets                        $3,308,772     $3,276,053


            LIABILITIES

  CURRENT LIABILITIES
     Accounts payable, trade                    $176,307       $200,449
     Accrued expenses                             87,485         90,912
     Amounts due to related parties              364,667        342,105
                                              __________     __________

          Total current liabilities              628,559        633,466
                                              __________     __________
  LONG-TERM LIABILITIES
     Deferred rent                                19,775         -
     Deferred income taxes                       747,000        747,000
                                              __________     __________

          Total long-term liabilities            766,775        747,000
                                              __________     __________

              Total liabilities               $1,395,234     $1,380,466

                              See accompanying notes.

             Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS (Cont'd.)
                                              December 31,   September 30,
                                                 1995            1995
                                              (Unaudited)


  STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value;
       1,000,000 shares authorized;
       no shares issued or outstanding               -              -
     Common stock, $0.50 par value;
       25,000,000 shares authorized;
       8,913,527 and 8,883,527 shares
       issued at December 31, 1995            $1,582,764     $1,567,764
     Treasury stock, 7,209 common shares         (26,771)       (26,771)
     Additional contributed capital            1,531,929      1,396,929
     Accumulated deficit                      (1,174,384)     1,042,335
                                              __________     __________

            Total stockholders' equity         1,913,538      1,895,587
                                              __________     __________
            Total liabilities
              and stockholders' equity       $ 3,308,772    $ 3,276,053

                              See accompanying notes.

           Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENT OF OPERATIONS

                       Three Months Ended December 31,
                                 (Unaudited)
                                             1995          1994

  Revenues                                $  15,000      $ 48,000

  Costs and expenses
    Cost of revenues                          3,000         3,000
    Selling, general and
      administrative expenses               143,496       264,367
                                          __________    __________
         Operating income (loss)           (131,496)     (219,367)

  Interest expense                              553        19,303
                                          __________    __________
         Income (loss) before
           income taxes                    (132,049)     (238,670)

  Income tax expense                            -             -
                                          __________    __________

         NET INCOME (LOSS)                $(132,049)    $(238,670)

  Net income (loss) per common and
     common equivalent share                   $(.02)       $(.03)

  Weighted average number of common
    and common equivalent shares
    outstanding                            8,213,537    7,052,727

                            See accompanying notes.

             Continental Investment Corporation and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Three months ended December 31, 1995
                                 (Unaudited)


                                            Common     Additional
                        Common stock         stock     contributed    Treasury stock       Accumulated
                    Shares     Par value   subscribed    capital      Shares   Amount        deficit          Total


  Balance,
  September 30,
  1995             8,883,527   $1,567,764       -       $1,396,929    7,209   $(26,771)    $(1,042,335)     $1,895,587

  Sale of stock
  in private
  placement           30,000       15,000       -          135,000      -         -                -           150,000

  Net loss               -           -          -              -        -         -           (132,049)       (231,049)
                   _________   __________   ________    __________    _____   _________    ____________     ___________
  Balance,
  December 31,
  1995             8,913,527   $1,582,764       -       $1,531,929    7,209   $(26,771)    $(1,174,384)     $1,913,538

                                                             See accompanying notes.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                       Three Months Ended December 31,
                                 (Unaudited)


                                                1995         1994

  Cash flows from operating activities:
    Net income (loss)                        $(132,049)  $(238,670)
    Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities:
        Amortization expense                       583          583
        Change in operating assets
          and liabilities:
            Other current assets               (53,666)        (450)
            Accounts payable, trade            (24,142)      24,365
            Accrued expenses                    (3,427)      91,569
            Accrued expenses to related
              parties                              -        (27,773)
            Deferred rent                       19,775          -
                                              _________    _________
              Net cash provided by
                (used in) operating
                activities                    (192,926)    (150,376)

  Cash flows from investing activities:
    Capital expenditures                           162      (30,203)
                                              _________    _________
              Net cash used in
                investing activities               162      (30,203)

  Cash flows from financing activities:
    Repayments to related parties,
      net of advances                           22,562      (66,981)
    Proceeds from sale of stock                150,000      250,000
    Principal payments on debt                     -         (2,500)
    Other                                          -            100
                                              _________    _________
              Net cash provided by
                (used in) financing
                activities                     172,562      180,619
                                              _________    _________
  Net increase (decrease) in cash              (20,526)          40

  Cash, beginning of year                       18,165        2,215
                                              _________    _________
  Cash, end of year                          $  (2,361)  $    2,255


                            See accompanying notes.

            Continental Investment Corporation and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1995 and 1994
                                 (Unaudited)


  NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K Report of Continental Investment Corporation (the "Company" or "CICG") for the year ended September
    30, 1995, as filed with the U. S. Securities and Exchange Commission.

    The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results expected for the full year.

    Loss per common share is based on the restated number of shares of common stock outstanding giving retroactive effect to the recapitalization of the Company at January 5, 1994.

  NOTE B - MERGER AND RECAPITALIZATION

    CICG was incorporated on October 3, 1958, in the State of Georgia, as a real estate investment and development company. In 1965, the Company purchased 133 acres of land (the Property) located approximately 15 miles southwest of downtown Atlanta, Georgia. From 1966 to 1993, 65 acres of the land with mineral rights were leased to a mining quarrying company unrelated to CICG. These acres were mined until the lease and rights to extract minerals from the Property expired in 1993. Subsequently, CICG participated in reclamation activities in preparation for an alternative use of the land.

    Effective January 5, 1994, CICG acquired all of the capital stock of FIBER-SEAL Holdings, Inc. (FSH). The acquisition was accomplished by the merger of a wholly-owned subsidiary of CICG with and into FSH (the Merger). As a result of the transaction (i) FSH became a wholly-owned subsidiary of CICG, (ii) CICG issued 5,750,000 shares of its Common Stock $0.50 par value per share to Sterritt Properties, Inc.
    (SPI), a Texas corporation that owned all of the issued and outstanding capital stock of FSH, and (iii) CICG issued a note to SPI in the face amount of $800,000.

    Upon consummation of the Merger, SPI owned approximately 90.3% of the outstanding common stock of the Company. For accounting purposes, the Merger was treated as a purchase of CICG by FSH (a reverse acquisition), resulting in a recapitalization of FSH. Accordingly, the results of the operations and financial position for periods prior to January 5, 1994 are those of FSH. The Company's consolidated financial statements include the accounts of CICG from January 5, 1994. The amounts credited to stockholders' equity for the shares issued in the Merger were based on the estimated fair value of the net assets acquired, less the $800,000 note issued to SPI.

  NOTE C - NET INCOME (LOSS) PER SHARE
    Net income (or loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding for each period. The exercise of stock options would be antidilutive and has not been reflected in the calculation of loss per common share.

  NOTE D - ACQUISITION OF REAL ESTATE

    In February of 1995, the Company entered into a contract to acquire 78 acres adjacent to its Atlanta property in exchange for (as amended in February 1996) 933,333 shares of CICG common stock plus a $600,000 note payable, which can be converted to an option for 200,000 shares of CICG common stock within the first two years. In addition, the seller shall have a 5-year option to purchase 500,000 additional shares of CICG common stock at $5.00 per share.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Liquidity and Capital Resources

       The Company had a working capital deficit of $630,920 at December 31, 1995 as compared to a deficit of $615,301 at the end of the most recent fiscal year. The primary source of capital during the three months ended December 31, 1995 was provided by the sale of shares of common stock of the Company in a private sale. Capital resources continue to be utilized primarily to fund the operating losses of the Company, which have been created primarily by costs associated with the development of the Company's quarry site in Atlanta, Georgia as a waste disposal landfill.

       For the liquidity needs of the Company in the following twelve months, the Company is dependent upon revenues generated from the operation of the fabric care segment and from proceeds from the sale of the Company's stock. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company overall. Also, the Company does not presently have available lines of credit to provide the necessary working capital and expansion and development cost expected to be incurred during the coming year. The Company completed a private sale for newly issued shares of its stock during the first quarter. If the Company is unable to obtain an adequate amount of funds from the sale of its stock in a private placement, or seek and obtain an alternative financing arrangement, it will be necessary to delay or curtail the timetable for the development and permitting of its Atlanta real estate as a municipal solid waste landfill. Should this delay occur, the Company may pursue either of its alternative plans to commence producing revenues from the Atlanta site, which could include obtaining marketing contracts for re-opening the site as a granite quarry, disposal of inert debris material, and storage of re-cyclable materials. Implementation of either of these alternatives could be expected in less than one year utilizing present zoning for the property, while the time frame for obtaining permits as a municipal solid waste disposal site could be a more lengthy process.

       The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects, in the future, to also acquire certain services or make acquisitions utilizing authorized shares of stock of the Company.

       Results of Operations

       Revenues of the Company are derived predominately from the licensing and franchising of its fabric care and treatment business through FIBER-SEAL Holdings, Inc. (FSH) The revenue of the fabric care business is composed solely of royalties received from FSSI, which is the greater of 5% of sales or $5,000.00 per month.

       Selling, general and administrative (S,G&A) costs were significantly lower for the three month period ended December 31, 1995 as compared to the same period in 1994. Significantly lower costs were incurred to explore alternative revenue-generating activities for the Atlanta real estate.

       Interest expense decreased significantly in the three month period ended December 31, 1995 as compared to the same period in 1994 and was primarily due to conversion of the $800,000 note issued in connection with the Merger. The net loss for the three month period ended September 30, 1995 was significantly lower than the loss for the previous year and was due primarily to the expenses discussed in the preceding paragraph.

       As a result of the operating losses for the three months ended December 31, 1995, the Company used $192,926 of its resources to fund its operating activities, as compared to $150,376 used in its operating activities in the same period in fiscal 1994.

  PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

       None

   (b) Reports on Form 8-K.

       None


                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONTINENTAL INVESTMENT CORPORATION
                                   (Registrant)


                                    By:  Thomas F. Snodgrass
                                         Thomas F. Snodgrass
                                         President and Treasurer
                                         (Principal Financial Officer
                                         and Duly Authorized Officer)

 DATED: February 12, 1996