Form 10QSB
period 1996-03-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1996-05-13
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                           ------------------------------

                                     FORM 10-QSB


      (Mark One)
      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                    For the quarterly period ended March 31, 1996

                                         or
         [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                 For the transition period from ________ to ________

                            Commission File Number 0-3743

                           -------------------------------

                         CONTINENTAL INVESTMENT CORPORATION
               (Exact name of registrant as specified in its charter)


           Georgia                                              58-0705228
     State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


                       10254 Miller Road, Dallas, Texas 75238
                 (Address of principal executive offices)(Zip Code)

         Registrant's telephone number, including area code: (214) 691-1100


          Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X   No


      As of April 30, 1996, the registrant had outstanding 9,933,660 shares of Common Stock.

                 Continental Investment Corporation and Subsidiaries

                              FORM 10-QSB REPORT INDEX

                                                                    Page No.
     PART I.    FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets as of March 31, 1996
                 and September 30, 1995                                3

               Consolidated Statement of Operations
                 For the periods ended March 31, 1996 and 1995         5

               Consolidated Statements of Stockholders' Equity
                 Six months ended March 31, 1996                       6

               Consolidated Statements of Cash Flows
                  For the periods ended March 31, 1996 and 1995        7

               Notes to Consolidated Financial Statements              8


          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9


     PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                   11


     Signatures                                                       12


     PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                 Continental Investment Corporation and Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                                                       March 31,   September 30,
                                                         1996          1995
                                                      -----------   -----------
                                                      (Unaudited)

                     ASSETS
     CASH                                             $       88   $   18,165

     PROPERTY, at cost                                 6,628,311    3,220,712

     OTHER ASSETS
          Intangibles, net of accumulated
          amortization of $7,194 and $6,028               27,806       28,972
          Other                                           59,940        8,204
                                                      ----------   ----------

               Total assets                           $6,716,145   $3,276,053


          LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable, trade                     $  196,107   $  200,449
          Accrued expenses                               130,771       90,912
          Amounts due to related parties                 396,513      342,105
                                                      ----------   ----------
               Total current liabilities                 723,391      633,466

     LONG-TERM LIABILITIES
          Note payable                                   350,000         -
          Deferred income taxes                          747,000      747,000
                                                       ---------   ----------
               Total liabilities                       1,820,391    1,380,466

     See accompanying notes to unaudited consolidated financial statements.


                 Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                       March 31,  September 30,
                                                         1996          1995
                                                      ----------    ----------
                                                      (Unaudited)
     STOCKHOLDERS' EQUITY
          Preferred stock, $1.00 par value;
            1,000,000 shares authorized; no
            shares issued or outstanding
          Common stock, $0.50 par value;
            25,000,000 shares authorized;
            9,933,660 and 8,883,527 shares
            issued at March 31, 1996 and
            September 30, 1995                        $2,092,831     $1,567,764
          Treasury stock, 7,209 common shares            (26,771)       (26,771)
          Additional contributed capital               4,169,062      1,396,929
          Accumulated deficit                         (1,339,368)    (1,042,335)
                                                      ----------     ----------
               Total stockholders' equity              4,895,754      1,895,587
                                                      ----------     ----------
               Total liabilities and
                 stockholders' equity                 $6,716,145     $3,276,053

     See accompanying notes to unaudited consolidated financial statements.

                 Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                         Three Months Ended   Six Months Ended
                                             March 31,            March 31,
                                       ------------------   ------------------
                                         1996       1995       1996       1995

     Revenues                         $ 15,000   $ 78,000   $ 30,000  $126,000

     Costs and expenses
        Cost of revenues                 3,000      3,000      6,000     6,000

        Selling, general and
           administrative expenses     176,278    186,926    319,774   451,293
                                      --------   --------   --------  --------
               Operating loss         (164,278)  (111,926)  (295,774) (331,293)

     Interest expense                      706     13,923      1,259    33,226
                                      --------   --------   --------   --------
               Net loss before taxes  (164,984)  (125,849)  (297,033) (364,519)

     Income tax expense                   -          -           -         -
                                      --------   --------    --------  --------
     Net Loss per common and common
        equivalent share                 $(.02)     $(.02)     $(.04)    $(.05)

     Weighted average number of
        common and common equivalent
        shares outstanding           8,278,740  7,434,838  8,280,675  7,248,624

     See accompanying notes to unaudited consolidated financial statements.

                 Continental Investment Corporation and Subsidiaries

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Six months ended March 31, 1996
                                     (Unaudited)

                                Common stock        Common     Additional      Treasury stock
                            ---------------------    stock     contributed    -----------------   Accumulated
                             Shares    Par value   subscribed     capital     Shares   Amount       deficit       Total
                            ---------  ----------  ----------  -----------    ------- ---------   ------------  -----------

     Balance,
       September 30, 1995   $8,883,527  $1,567,764     -        $1,396,929     7,209  $(26,771)   $(1,042,335)   $1,895,587

     Sale of stock in
       private placement      105,000      52,500      -           397,500       -        -              -          450,000

     Issuance of stock
       for services            11,800       5,900      -            41,300       -        -              -           47,200

     Issuance of stock
       for land               933,333     466,667      -         2,333,333       -        -              -        2,800,000

     Net loss                    -           -         -             -           -        -          (297,033)     (297,033)
                             --------  ----------   ---------    ----------    ------- ---------   -----------    ----------
     Balance,
       March 31, 1996       9,933,660  $2,092,831      -        $4,169,062     7,209  $(26,771)   $(1,339,368)   $4,895,754

     See accompanying notes to unaudited consolidated financial statements.

                 Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                             Six months ended
                                                                 March 31,
                                                        ---------------------
                                                            1996        1995
                                                        ----------  ---------
     Cash flows from operating activities:
          Net loss                                      $(297,033)  $(364,519)
          Adjustments to reconcile net loss to net
            cash used in operating activities:
               Amortization expense                         1,166       1,167
               Common stocks issued for services           47,200      30,289
               Change in operating assets and
               liabilities,net of effects of
               recapitalization:
               Accounts payable, trade                     (4,342)     76,776
               Accrued expenses                            39,859      94,777
               Accrued expenses to related parties            -       (69,253)
               Franchising                                (51,736)
                                                       ----------    --------
                    Net cash provided by (used in)
                      operating activities               (264,886)   (230,763)

     Cash flows from investing activities:
          Capital expenditures                         (3,407,599)    (37,589)
                                                       ----------    --------
                    Net cash provided by (used in)
                      investing activities             (3,407,599)    (37,589)

     Cash flows from financing activities:
          Advances from (repayments to) related
            parties, net                                   54,408      20,300
          Note payable                                    350,000        -
          Proceeds from issuance of stock               3,250,000     250,100

          Principal payments on debt                        -          (2,500)
                                                       ----------    --------
                    Net cash provided by financing
                      activities                        3,654,408     267,900

     Net increase (decrease) in cash                      (18,077)       (452)

     Cash, beginning of period                             18,165       2,215


     Cash, end of period                               $       88   $   1,763

     See accompanying notes to unaudited consolidated financial statements.


              Continental Investment Corporation and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31,  1996 and 1995
                                     (Unaudited)

     NOTE A  BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB Report of Continental Investment Corporation (the "Company" or "CICG") for the year ended September 30, 1995, as filed with the U. S. Securities and Exchange Commission.

       The results of operations for the periods ended March 31,1996 are not necessarily indicative of the results that may be expected for the full year.

     NOTE B  NET INCOME (LOSS) PER SHARE

       Net income (or loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding for each period. The exercise of stock options would be antidilutive and has not been reflected in the calculation of loss per common share.

     NOTE C  ACQUISITION OF REAL ESTATE

       In February 1995, the Company entered into a contract to acquire 74 acres adjacent to its Atlanta, Georgia property. On March 29, 1996, the Company acquired the 74 acres for a purchase price of $3,400,000. The purchase price consisted of 933,333 shares of Continental Investment Corporation common stock ($2,800,000), $250,000 cash at closing and a Promissory Note for $350,000, which is convertible at the sole option of the seller into 116,667 shares of restricted common stock of the Company. This option is for a period of two years from closing date.
       In addition, the seller has been granted a 5-year option to purchase 500,000 shares of the Company's common stock at a price of $5.00 per share.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Capital Resources

          The primary source of capital during the six months ended March 31, 1996 was provided by the sale of shares of common stock of the Company in private sales. Capital resources continue to be utilized primarily to fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Company's granite quarry site in Atlanta, Georgia as a waste disposal landfill. The Company also invested $3,400,000 during the six months ended March 31, 1996 in additional land at the quarry site in Atlanta, Georgia (see Note C above).

          In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and, to a lesser extent, revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company overall. The Company raised $450,000 through private sales of newly issued shares of its common stock during the first six months of fiscal 1996 and another $500,000 subsequent to the close of the first half of fiscal 1996. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to delay the timetable for the development and permitting of its Atlanta real estate as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Atlanta site, which include possibly re-opening the site as a granite quarry, and/or using the site for the disposal of inert debris and/or the storage of recyclable materials. Implementation of one or more of these alternatives could possibly occur in less than one year utilizing present zoning for the property, while the time frame for obtaining permits to use the site for municipal solid waste disposal would be a more lengthy process.

          The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company.


          Results of Operations

                 Six Months Ended March 31, 1996 Compared to
                       Six Months Ended March 31, 1995

          Revenues of the Company are currently derived solely from the licensing and franchising of its fabric care and treatment business through FIBER-SEAL Holdings, Inc. The revenue of the fabric care business is composed solely of royalties received from FIBER-SEAL Services International, Inc., which is the greater of 5% of sales or $5,000 per month.

          Operating revenues decreased by $96,000 in the first half of fiscal 1996 as compared with the same period in 1995. Such decrease was due primarily to a $30,000 non-recurring sale of mined rock from the quarry site in Atlanta during the first half of fiscal year 1995. Revenues from the fabric care segment were $126,000 in the first half of fiscal 1995 and $30,000 for the first half of fiscal 1996. The decline in fabric care revenues is expected to be a temporary situation. Such decline resulted from the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

          The cost of revenues remained constant during the six-month period ended March 31, 1996 as compared to the same period in fiscal 1995, and is expected to maintain this level in the near-term future.

          Selling, general and administrative (SG&A) costs decreased $131,519 during the six-month period ended March 31, 1996 as compared to the same period in the prior year. The costs are lower primarily because of lower expenses pertaining to the study of alternative revenue-generating activities for the Atlanta real estate. Lower costs were also experienced for the analysis and planning for the Atlanta quarry site as a municipal solid waste disposal site.

          Interest expense decreased $31,967 in the six-month period ended March 31, 1996 as compared to the same period in 1995 primarily because of the February 1995 conversion of an $800,000 note into common stock of the Company.

          The net loss for the six-month period ended March 31, 1996 was $67,486 lower than the loss for the previous year's first half. Such decline was due primarily to the lower expenses discussed in the preceding paragraphs offset in part by the lower revenues in the fiscal 1996 period.

                    Three Months Ended March 31, 1996 Compared to
                         Three Months Ended March 31, 1995

          Revenues of the Company are currently derived solely from the licensing and franchising of its fabric care and treatment business through FIBER-SEAL Holdings, Inc. The revenue of the fabric care business is composed solely of royalties received from FIBER-SEAL Services International, Inc., which is the greater of 5% of sales or $5,000 per month.

          Operating revenues decreased by $63,000 in the second quarter of fiscal 1996 as compared with the same period in fiscal 1995. Such decrease was due primarily to a $30,000 non-recurring sale of mined rock from the quarry site in Atlanta during fiscal year 1995. Revenues from the fabric care segment were $78,000 in the second quarterly period in 1995 and $15,000 for the second quarterly period in 1996. The decline in fabric care revenues is expected to be a temporary situation. Such decline resulted from the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

          The cost of revenues remained constant during the three-month period ended March 31, 1996 as compared to the same period in fiscal 1995, and is expected to maintain this level in the near-term future.

          Selling general and administrative expenses decreased by $10,648 in the second quarter of Fiscal 1996 as compared to the same period of 1995. The costs are lower primarily because of lower expenses pertaining to the study of alternative revenue-generating activities for the Atlanta real estate. Lower costs were also experienced for the analysis and planning for the Atlanta quarry site as a municipal solid waste disposal site.

          Interest expense decreased $13,217 in the three-month period ended March 31, 1996 as compared to the same period in 1995 primarily because of the February 1995 conversion of an $800,000 note into common stock of the Company.

          The net loss for the three-month period ended March 31, 1996 was $$39,135 higher than the loss for the previous year's second quarter. Such increase was due primarily to the lower revenues in the fiscal 1996 period offset in part by decreased expenses.


     PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

          None


     (b)  Reports on Form 8-K.

          The following reports were filed during the quarter for which this Form 10-QSB is filed:

          1. Report dated April 22, 1996. This Report contained an Item 5 event "Other Events," pertaining to the purchase of land adjacent to the Atlanta, Georgia property for $3,400,000.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONTINENTAL INVESTMENT CORPORATION
                                            (Registrant)

                                             By:______________________________
                                                Thomas F. Snodgrass
                                                President and Treasurer
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)


    DATED: May 13, 1996