Form 10QSB/A
period 1996-03-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1996-08-02
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                           -------------------------------

                                 FORM 10-QSB/A No. 1

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

                              FORM 10-QSB REPORT INDEX

       PART I.    FINANCIAL INFORMATION                           Page No.

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


       PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements.

                 Continental Investment Corporation and Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                                               March 31,      September 30,
                                                 1996             1995
                                              (Unaudited)
                 ASSETS
       CASH                                    $       88       $   18,165

       PROPERTY, at cost                        6,620,875        3,220,712

       OTHER ASSETS
         Intangibles, net of accumulated
         amortization of $7,194 and $6,028         27,806           28,972
            Other                                   8,445            8,204
                                               ----------       ----------
               Total assets                    $6,657,214       $3,276,053


        LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
         Accounts payable, trade              $   443,879      $   200,449
         Accrued expenses                         158,723           90,912
         Amounts due to related parties           167,216          342,105
                                              -----------      -----------
               Total current liabilities          769,818          633,466

       LONG-TERM LIABILITIES
         Note payable                             350,000             -
         Deferred income taxes                    747,000          747,000
                                              -----------      -----------
               Total liabilities                1,866,818        1,380,466

       See accompanying notes to unaudited consolidated financial statements.

                 Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS (Cont'd.)
                                               March 31,      September 30,
                                                 1996             1995
                                              (Unaudited)
       STOCKHOLDERS' EQUITY
         Preferred stock, $1.00 par value;
           1,000,000 shares authorized; no
           shares issued or outstanding
         Common stock, $0.50 par value;
           25,000,000 shares authorized;
           9,933,660 and 8,883,527 shares
           issued at March 31, 1996 and
           September 30, 1995                  $2,092,831       $1,567,764
         Treasury stock, 7,209 common shares      (26,771)         (26,771)
         Additional contributed capital         4,169,063        1,396,929
         Accumulated deficit                   (1,444,727)      (1,042,335)
                                              -----------      -----------
                 Total stockholders' equity     4,790,396        1,895,587
                                              -----------      -----------
                 Total liabilities and
                 stockholders' equity          $6,657,214       $3,276,053


       See accompanying notes to unaudited consolidated financial statements.

                 Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      March 31,               March 31,
                                  1996       1995          1996      1995

       Revenues                $  15,000   $  78,000    $  30,000   $ 126,000

       Costs and expenses
         Cost of revenues          3,000       3,000        6,000       6,000
         Selling, general
         and administrative
         expenses                281,637     186,926      425,133     451,293
                               ---------   ---------    ---------   ---------
               Operating loss   (269,637)   (111,926)    (401,133)   (331,293)

       Interest expense              706      13,923        1,259      33,226
                               ---------   ---------    ---------   ---------
               Net loss
               before taxes     (270,343)   (125,849)    (402,392)   (364,519)

       Income tax expense           -           -            -           -
                               ---------   ---------    ---------   ---------
               NET LOSS        $(270,343)  $(125,849)   $(402,392)  $(364,519)

       Net loss per common
         and common equivalent
         share                     $(.07)      $(.02)       $(.04)      $(.05)

       Weighted average number
         of common and common
         equivalent shares
         outstanding           8,278,740   7,434,838    8,956,386   7,248,624

       See accompanying notes to unaudited consolidated financial statements.

                Continental Investment Corporation and Subsidiaries

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Six months ended March 31, 1996
                                     (Unaudited)

                                                  Common      Additional
                             Common stock          stock      contributed    Treasury stock     Accumulated
                          Shares    Par value    subscribed     capital      Shares   Amount      deficit       Total

       Balance,
         September 30,
         1995            8,883,527  $1,567,764       -        $1,396,929     7,209   $(26,771)  $(1,042,335)  $1,895,587

       Sale of stock
         in private
         placement         105,000      52,500       -           397,501       -         -             -         450,001

       Issuance of
         stock for
         services           11,800       5,900       -            41,300       -         -             -          47,200

       Issuance of
         stock for
         land              933,333     466,667       -         2,333,333       -         -             -       2,800,000

       Net loss               -           -          -              -          -         -         (402,392)    (402,392)
                         ---------  ----------   ---------    ----------     -----   --------   -----------   ----------
       Balance,
         March 31,
         1996            9,933,660  $2,092,831       -        $4,169,063     7,209   $(26,771)  $(1,444,727)  $4,790,396


       See accompanying notes to unaudited consolidated financial statements.

                 Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Six months ended
                                                             March 31,
                                                        1996           1995

       Cash flows from operating activities:
         Net loss                                     $(402,392)    $(364,519)
         Adjustments to reconcile net loss
           to net cash used in operating
             activities:
               Amortization expense                       1,166         1,167
               Common stocks issued for services         47,200        30,289
               Change in operating assets and
               liabilities, net of effects of
               recapitalization:
                 Other current assets                    31,841          -
                 Accounts payable, trade                 (6,570)       76,776
                 Accrued expenses                        61,288        94,777
                 Accrued expenses to related parties   (206,971)         -
                 Franchising                              6,524          -
                                                      ---------     ---------
                 Net cash provided by (used in)
                   operating activities                (467,914)     (230,763)

       Cash flows from investing activities:
         Capital expenditures                              (163)      (37,589)
                                                      ---------     ---------
                 Net cash provided by (used in)
                   investing activities
                                                          (163)       (37,589)

       Cash flows from financing activities:
         Advances from (repayments to) related
           parties, net                                   -            20,300
       Proceeds from issuance of stock                  450,000       250,100
            Principal payments on debt                     -           (2,500)
                                                      ---------     ---------
                 Net cash provided by financing
                   activities                           450,000       267,900

       Net increase (decrease) in cash                  (18,077)         (452)
                                                      ---------     ---------
       Cash, beginning of period                         18,165         2,215

       Cash, end of period                            $      88     $   1,763

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

       NOTE B - NET INCOME (LOSS) PER SHARE

          Net income (or loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding for each period. The exercise of stock options would be antidilutive and has not been reflected in the calculation of loss per common share.

       NOTE C - ACQUISITION OF REAL ESTATE

          In February 1995, the Company entered into a contract to acquire 75 acres adjacent to its Atlanta, Georgia property. On March 29, 1996, the Company acquired the 75 acres for a purchase price of $3,400,000. The purchase price consisted of 933,333 shares of Continental Investment Corporation common stock ($2,800,000), $250,000 cash at closing and a Promissory Note for $350,000, which is convertible at the sole option of the seller into 116,667 shares of restricted common stock of the Company. This option is for a period of two years from closing date. In addition, the seller has been granted a 5-year option to purchase 500,000 shares of the Company's common stock at a price of $5.00 per share.

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

            In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and, to a lesser extent, revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company overall. The Company raised $450,000 through private sales of newly-issued shares of its common stock during the first six months of fiscal 1996 and another $500,000 subsequent to the close of the first half of fiscal 1996. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to delay the timetable for the development and permitting of its Atlanta real estate as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Atlanta site, which include possibly re-opening the site as a granite quarry, and/or using the site for the disposal of inert debris and/or the storage of recyclable materials. Implementation of one or more of these alternatives could possibly occur in less than one year utilizing present zoning for the property, while the time frame for obtaining permits to use the site for municipal solid waste disposal would be a more lengthy process.

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

            Operating revenues decreased by $96,000 in the first half of fiscal 1996 as compared with the same period in 1995. Such decrease was due primarily to a $30,000 non-recurring sale of mined rock from the quarry site in Atlanta during the first half of fiscal year 1995. Revenues from the fabric care segment were $96,000 in the first half of fiscal 1995 and $30,000 for the first half of fiscal 1996. The decline in fabric care revenues is expected to be a temporary situation. Such decline resulted from the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

            The cost of revenues remained constant during the six-month period ended March 31, 1996 as compared to the same period in fiscal 1995, and is expected to maintain this level in the near-term future.

            Selling, general and administrative (SG&A) costs decreased
       $26,160 during the six-month period ended March 31, 1996 as compared to the same period in the prior year. The costs are lower primarily because of lower expenses pertaining to the study of alternative revenue-generating activities for the Atlanta real estate. Lower costs were also experienced for the analysis and planning for the Atlanta quarry site as a municipal solid waste disposal site.

            Interest expense decreased $31,967 in the six-month period ended March 31, 1996 as compared to the same period in 1995 primarily because of the February 1995 conversion of an $800,000 note into common stock of the Company.

            The net loss for the six-month period ended March 31, 1996 was $37,873 higher than the loss for the previous year's first half. Such increase was due primarily to the higher expenses discussed in the preceding paragraphs and by the lower revenues in the fiscal 1996 period.

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

            Operating revenues decreased by $63,000 in the second quarter of fiscal 1996 as compared with the same period in fiscal 1995. Such decrease was due primarily to a $30,000 non-recurring sale of mined rock from the quarry site in Atlanta during fiscal year 1995. Revenues from the fabric care segment were $48,000 in the second quarterly period in 1995 and $15,000 for the second quarterly period in 1996. The decline in fabric care revenues is expected to be a temporary situation. Such decline resulted from the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

            The cost of revenues remained constant during the three-month period ended March 31, 1996 as compared to the same period in fiscal 1995, and is expected to maintain this level in the near-term future.

            Selling general and administrative expenses increased by $94,711 in the second quarter of Fiscal 1996 as compared to the same period of 1995. The costs are higher primarily because of higher expenses pertaining to the study of alternative revenue-generating activities for the Atlanta real estate. Higher costs were also experienced for the analysis and planning for the Atlanta quarry site as a municipal solid waste disposal site.

            Interest expense decreased $13,217 in the three-month period ended March 31, 1996 as compared to the same period in 1995 primarily because of the February 1995 conversion of an $800,000 note into common stock of the Company.

            The net loss for the three-month period ended March 31, 1996 was $144,494 higher than the loss for the previous year's second quarter. Such increase was due primarily to the lower revenues in the fiscal 1996 period and by decreased expenses.

       PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

            None

       (b)  Reports on Form 8-K.

            The following reports were filed during the quarter for which this Form 10-QSB is filed:

            1. Report dated March 29, 1996.  This Report  contained an Item 5 event "Other Events," pertaining to the purchase of land adjacent to the Atlanta, Georgia property for $3,400,000.


                                     SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINENTAL INVESTMENT CORPORATION
                                       (Registrant)

                                       By:  Thomas F. Snodgrass
                                            Thomas  F.  Snodgrass,
                                            President and Treasurer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)

      DATED:  August 2, 1996