Form 10QSB
period 1996-06-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1996-08-05
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                           -------------------------

                                  FORM 10-QSB


    (Mark One)
         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

                                      or
         [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
              For the transition period from ________ to ________

                         Commission File Number 0-3743

                           -------------------------

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

    As of June 30, 1996,  the registrant had outstanding 10,907,058 shares of Common Stock.

              Continental Investment Corporation and Subsidiaries

                           FORM 10-QSB REPORT INDEX

                                                                  Page No.

    PART I.    FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets as of
                    June 30, 1996 and  September 30, 1995             3

                  Consolidated Statements of Operations
                    For the periods ended June 30, 1996 and 1995      5

                  Consolidated Statement of Stockholders' Equity
                    Nine months ended June 30, 1996                   6

                  Consolidated Statements of Cash Flows
                    For the periods ended June 30, 1996 and 1995      7

                  Notes to Consolidated Financial Statements          8


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          9


    PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K                   11


    Signatures                                                       12


    PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements.

              Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,     September 30,
                                                    1996           1995
                                                 (Unaudited)
                  ASSETS
    CASH                                        $1,151,193       $   18,165

    PROPERTY, at cost                            8,439,582        3,220,712

    OTHER ASSETS
      Intangibles, net of accumulated
        amortization of $7,777 and $6,028           27,223           28,972
      Other                                          8,444            8,204
                                                ----------       ----------
          Total assets                          $9,626,442       $3,276,053

       LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Accounts payable, trade                   $  103,378       $  200,449
      Accrued expenses                              29,889           90,912
      Amounts due to related parties               112,954          342,105
                                                ----------       ----------
          Total current liabilities                246,221          633,466

    LONG-TERM LIABILITIES
      Deferred income taxes                        747,000          747,000
                                                ----------       ----------
          Total liabilities                        993,221        1,380,466

    See accompanying notes to unaudited consolidated financial statements.


              Continental Investment Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (Cont'd.)
                                                  June 30,     September 30,
                                                    1996           1995
                                                 (Unaudited)
    STOCKHOLDERS' EQUITY
      Preferred stock, $1.00 par value;
        1,000,000 shares authorized;
        no shares issued or outstanding
      Common stock, $0.50 par value;
        25,000,000 shares authorized;
        10,882,159 and 8,883,527 shares
        issued at June 30, 1996 and
        September 30, 1995                      $2,579,529       $1,567,764
      Treasury stock, no shares at
        June 30, 1996 and 7,209 common
        shares at September 30, 1995                 -              (26,771)
      Additional contributed capital             7,756,294        1,396,929
      Accumulated deficit                       (1,702,602)      (1,042,335)
                                                ----------       ----------
          Total stockholders' equity             8,633,221        1,895,587
                                                ----------       ----------
          Total liabilities and
          stockholders' equity                  $9,626,442       $3,276,053

    See accompanying notes to unaudited consolidated financial statements.


              Continental Investment Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                        June 30,              June 30,
                                    1996       1995        1996      1995

    Revenues                  $   15,000   $  48,000   $  45,000   $ 174,000

    Cost and expenses
      Cost of revenues             3,000       6,000       9,000      12,000
      Selling, general
      and administrative
      expenses                   372,089      67,391     691,843     518,683
                               ---------   ---------   ---------   ---------
           Operating loss       (360,089)    (25,391)   (655,843)   (356,683)

    Interest expense
      (net of interest
      income)                      3,145       1,208       4,424      34,434
                               ---------   ---------   ---------   ---------
           Net loss before
           taxes                (363,234)    (26,599)   (660,267)   (391,117)

    Income tax expense              -           -           -           -
                               ---------   ---------   ---------   ---------
           NET LOSS           $ (363,234)  $ (26,599)  $(660,267)  $(391,117)

    Net loss per
      common and common
      equivalent share        $    (0.04)  $   (0.00)  $   (0.07)  $   (0.05)


    Weighted average number
      of common and common
      equivalent shares
      outstanding              9,800,700   8,695,994   9,074,427   7,882,446

    See accompanying notes to unaudited consolidated financial statements.


              Continental Investment Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Nine months ended June 30, 1996
                                  (Unaudited)

                                                 Common     Additional
                             Common stock         stock     contributed   Treasury stock      Accumulated
                         Shares     Par value   subscribed    capital     Shares    Amount      deficit        Total

    Balance,
      September 30,
      1995               8,883,527  $1,567,764      -       $1,396,929    (7,209)  $(26,771)  $(1,042,335)   $1,895,587

      Sale of stock
      in private
      placement            555,000     277,500      -        2,222,500       -         -            -         2,500,000

    Issuance of stock
      for services          47,800      23,900      -          215,180       -         -            -           239,080

    Issuance of
      stock for land     1,427,940     713,970      -        3,944,851       -         -            -         4,658,821

    Retire treasury
      stock                 (7,209)     (3,605)     -          (23,166)    7,209     26,771         -              -

    Net loss                  -           -         -             -          -         -         (660,267)     (660,267)
                        ----------  ----------  ---------   ----------    -------   -------   -----------    ----------
    Balance,
      June 30, 1996     10,907,058  $2,579,529      -       $7,756,294       -         -      $(1,702,602)   $8,633,221

    See accompanying notes to unaudited consolidated financial statements.


                  Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                        Nine months ended
                                                             June 30,
                                                         1996        1995

    Cash flows from operating activities:
       Net loss                                      $ (660,267)  $ (391,117)
       Adjustments to reconcile net loss
         to net cash used in operating
         activities:
           Amortization expense                           1,749        1,167
           Common stock issued for
             services/expenses                          247,901       46,307
           Change in operating assets
           and liabilities, net of effects
           of recapitalization:
             Other current assets                          (240)    (336,267)
             Accounts payable, trade                    (97,071)      51,077
             Accrued expenses                           (61,023)     124,159
             Accrued expenses to related
               parties                                     -          87,512
             Deferred rent                                 -           7,132
                                                     ----------   ----------
               Net cash provided by
                 (used in) operating
                 activities                            (568,951)    (410,030)

    Cash flows from investing activities:
      Capital expenditures (purchase of land)          (568,870)     (37,589)
                                                     ----------   ----------
               Net cash provided by (used in)
                 investing activities                  (568,870)     (37,589)

    Cash flows from financing activities:
      Advances from (repayments to) related
        parties, net                                   (229,151)      20,300
      Capital contribution by majority
        stockholder                                        -          14,400
      Proceeds from sale of stock                     2,500,000      425,100
      Proceeds from exercise of stock options              -         (12,500)
                                                     ----------   ----------
               Net cash provided by financing
               activities                             2,270,849      447,300

    Net increase (decrease) in cash                   1,133,028         (319)

    Cash, beginning of period                            18,165        2,215
                                                     ----------   ----------
    Cash, end of period                              $1,151,193   $    1,896

    Supplemental schedule of non-cash and
      financing activities:
        Common stock issued for land                 $4,650,000          -

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30,  1996 and 1995
                                  (Unaudited)

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

       The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    NOTE B - NET INCOME (LOSS) PER SHARE

       Net income (or loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding for each period.

    NOTE C - ACQUISITION OF REAL ESTATE

       In February 1995, the Company entered into a contract to acquire 75 acres of land adjacent to its Atlanta, Georgia property. In March 1996, the Company acquired the 75 acres for a purchase price of $3,400,000. The purchase price consisted of 933,333 restricted shares of Continental Investment Corporation common stock ($2,800,000), $250,000 cash at closing and a Promissory Note for $350,000, which was convertible at the sole option of the seller into 116,667 restricted shares of common stock of the Company. On June 30, 1996, the note was converted into such 116,667 restricted shares of common stock. In addition, the seller was granted an option to purchase 500,000 restricted shares of the Company's common stock at a price of $5.00 per share.

       In April 1996, the Company entered into a contract to acquire 20 acres of land adjacent to its Atlanta, Georgia property. In June 1996, the Company acquired the 20 acres for a purchase price of $1,800,000. The purchase price consisted of 375,000 restricted shares of Continental Investment Corporation common stock ($1,500,000) and $300,000 cash at closing. In addition, the seller was granted an option to purchase 600,000 restricted shares of the Company's common stock at a price of $5.00 per share.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Liquidity and Capital Resources

            The primary source of capital during the nine months ended
    June 30, 1996 was provided by the sale of shares of common stock of the Company in private sales. Capital resources continue to be utilized primarily to fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Company's granite quarry site in Atlanta, Georgia as a waste disposal landfill. The Company also invested $5,218,870 (including $18,870 of closing costs) during the nine months ended June 30, 1996 in additional land at the quarry site in Atlanta, Georgia (see Note C above).

            In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and, to a lesser extent, revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company overall. The Company raised $2,500,000 through private sales of newly issued restricted shares of its common stock during the first nine months of fiscal 1996. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to delay the timetable for the development and permitting of its Atlanta real estate as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Atlanta site, which include possibly re-opening the site as a granite quarry, and/or using the site for the disposal of inert debris and/or the storage of recyclable materials. Implementation of one or more of these alternatives could possibly occur in less than one year utilizing present zoning for the property, while the time frame for obtaining permits to use the site for municipal solid waste disposal would be a more lengthy process.

            The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company.


            Results of Operations

                      Nine Months Ended June 30, 1996
                 Compared to Nine Months Ended June 30, 1995

            Revenues of the Company are currently derived solely from the licensing and franchising of its fabric care and treatment business through FIBER-SEAL Holdings, Inc. The revenue of the fabric care business is composed solely of royalties received from FIBER-SEAL Services International, Inc., which is the greater of 5% of sales or $5,000 per month.

           Operating revenues decreased by $129,000 in the nine months of fiscal 1996 as compared with the same period in 1995. Such decrease was due primarily to a $30,000 non-recurring sale of mined rock from the quarry site in Atlanta in fiscal year 1995 and to a decline in fabric care revenues. Revenues from the fabric care segment were $144,000 in fiscal 1995 and $45,000 in fiscal 1996. The decline in fabric care revenues is expected to be a temporary situation. Such decline resulted from the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

           The cost of revenues decreased by $3,000 for the period ended June 30, 1996 as compared to the same period in fiscal 1995 as a result of a renegotiated trademark license fee agreement.

           Selling, general and administrative (SG&A) expenses increased $173,160 during the nine-month period ended June 30, 1996 as compared to the same period in the prior year. The increase was caused by a variety of factors including consulting fees related to the potential use of the Atlanta property as a waste disposal site, consulting fees related to franchising of the fabric care business, increased legal fees, increased property taxes, increased investor relations expenses, and auditing fees related to the Company's application to list its shares on the Nasdaq automated stock quotation system.

           Interest expense decreased $30,010 in the nine-month period ended June 30, 1996 as compared to the same period in 1995 primarily because of the February 1995 conversion of an $800,000 note into common stock of the Company.

           The net loss for the nine-month period ended June 30, 1996 was $269,150 higher than the loss for the previous year's first nine months. Such increase was due primarily to the aforementioned lower revenues and higher SG&A expenses in fiscal 1996 as compared with fiscal 1995.

                       Three Months Ended June 30, 1996
                 Compared to Three Months Ended June 30, 1995

           Revenues of the Company are currently derived solely from the licensing and franchising of its fabric care and treatment business through FIBER-SEAL Holdings, Inc. The revenue of the fabric care business is composed solely of royalties received from FIBER-SEAL Services International, Inc., which is the greater of 5% of sales or $5,000 per month.

           Operating revenues decreased by $33,000 in the third quarter of fiscal 1996 as compared with the same period in fiscal 1995. Revenues from the fabric care segment were $48,000 in the third quarterly period in 1995 and $15,000 for the third quarterly period in 1996. The decline in fabric care revenues is expected to be a temporary situation. Such decline resulted from the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

           The cost of revenues decreased by $3,000 during the three-month period ended June 30, 1996 as compared to the same period in fiscal 1995, as a result of a renegotiated trademark license fee agreement

           Selling general and administrative expenses increased by $304,698 in the third quarter of Fiscal 1996 as compared to the same period of 1995. The increase was caused by a variety of factors including consulting fees related to the potential use of the Atlanta property as a waste disposal site, consulting fees related to franchising of the fabric care business, increased legal fees, increased property taxes, increased investor relations expenses, and auditing fees related to the Company's application to list its shares on the Nasdaq automated stock quotation system.

           Interest expense increased $1,937 in the three-month period ended June 30, 1996 as compared to the same period in 1995, primarily because of interest on the $350,000 note issued as part of the purchase price of the 75 acres of land as described in Note C on page 7.

           The net loss for the three-month period ended June 30, 1996 was $336,635 higher than the loss for the previous year's third quarter. Such increase was due primarily to the aforementioned lower revenues and higher SG & A expenses in fiscal 1996 as compared with fiscal 1995.

    PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

         None

    (b)  Reports on Form 8-K.

         Registrant filed Form 8-K dated March 29, 1996. This Report contained an Item 5 event ("Other Events") pertaining to the purchase of 75 acres of land adjacent to the Atlanta, Georgia property for $3,400,000.

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

      DATED: August 5, 1996