Form 10KSB
period 1996-09-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1996-12-30
CIK 24077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                     ---------------------------------
                                FORM 10-KSB
 (Mark One)
          (X) Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the fiscal year ended September 30, 1996

                                    or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       Commission File Number 0-3743
                      -------------------------------

                     CONTINENTAL INVESTMENT CORPORATION
           (Exact name of registrant as specified in its charter)

             Georgia                                    58-0705228
  (State or other jurisdiction of                     (I.R.S.Employer
  incorporation or organization)                    Identification No.)

                   10254 Miller Road, Dallas, Texas 75238
             (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (214) 691-1100

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $0.50 par value
                         (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)    No ( )

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 27, 1996, is approximately $113,378,973 based upon the closing price of $21.125 per share as reported for such date by Trading and Market Services of The Nasdaq Stock Market, Inc.

        As of December 27, 1996, the registrant had outstanding 11,313,195 shares of Common Stock.

                                  PART I

ITEM 1. BUSINESS.
----------------
Background
----------

        Continental Investment Corporation ("CICG" or the "Company") was incorporated on October 3, 1958, in the State of Georgia, as a real estate investment and development company. In 1965, the Company purchased 133 acres of land (the "Property") located approximately 10 miles southwest of downtown Atlanta, Georgia. From 1966 to 1993, 65 acres of the land along with mineral rights were leased to a mining and quarrying company unrelated to CICG. The lease and rights to extract minerals from the Property expired in 1993. Subsequently, CICG participated in reclamation activities in preparation for an alternative use of the land. During fiscal 1996, the Company purchased an additional 96 acres adjacent to the 133-acre Property.

        Effective January 5, 1994, the Company acquired all of the capital stock of FIBER-SEAL Holdings, Inc.("FSH"). The acquisition was accomplished by the merger of a wholly-owned subsidiary of the Company with and into FSH. During fiscal year 1995, all unexploited marketing rights to the intellectual property of the FIBER-SEAL(Registered Trademark) Fabric Care System were transferred to FIBER-SEAL Franchise Corporation ("FSFC"), a wholly-owned subsidiary of CICG which was newly formed to facilitate the expansion of the FIBER-SEAL business. On September 20,1996, the Company entered into an agreement with the 20th Century Group, an entity comprised of Sterritt Properties, Inc. ("SPI"), FIBER-SEAL Services International, Inc. ("FSSI"), 20th Century Partners, Inc. and 20th Century Holdings, Inc. This agreement called for the transfer of certain rights and assets owned by 20th Century Group. The consideration for the transfer was a $1,150,000 note payable. The property transferred consisted of assets related to the FIBER-SEAL business. This included all operations formerly carried out by FSSI, all operations of the Dallas, Texas licensee of FIBER-SEAL and all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL. As a result of this transaction, the Sterritt Family has transferred all of their FIBER-
SEAL related holdings to CICG. The effective date of the agreement was September 30, 1996.

        CICG is now engaged in developing the operations of FIBER-SEAL and in analyzing waste disposal opportunities, initially at the Property located in Atlanta, Georgia.

FIBER-SEAL Operations
---------------------

        FIBER-SEAL brand services and products provide customers with cleaning, stain removal and lasting protection for carpets and other fine interior fabric coverings and surfaces and cleaner, newer looking interiors. These products and services have been provided since 1971 under the FIBER-SEAL brand trademark and servicemark. The products and services are currently being provided in the United States and other countries through licensing agreements with approximately 60 service centers now in operation through FSSI. With over 25 years of continuous operations, the FIBER-SEAL business has established long-term relationships, credibility and brand awareness with architects, interior designers and manufacturers. Customers' premises include individual residences, real estate developments, restaurants, offices, and commercial aircraft.

        The Company has made a strategic decision to convert its FIBER-SEAL Fabric Care System (Registered Trademark) business from a licensing mode to a potentially far more lucrative franchising operation. Further, the Company will be instituting a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced. However, as the business areas in which FIBER-SEAL competes are highly competitive, there can be no assurance that the Company will be able to accomplish its goals regarding FIBER-SEAL.

Proposed Atlanta Region Waste Management Facility
-------------------------------------------------

        In 1994, the Company undertook an analysis of alternative uses of its Atlanta Property. A study of the Property indicated its viability as a potential multi-use waste disposal, waste transfer, and recycling facility. The Company is presently evaluating the various categories of potential operations, consisting principally of the different types of waste and activities discussed below.

        An inert waste landfill is a disposal facility that may accept only wastes that will not or are not likely to generate contamination to surrounding soils or groundwater. Such wastes are limited to earth and earth-like products, concrete, cured asphalt, rock, bricks, yard trimmings, stumps, limbs, and leaves. A landfill permitted for construction and demolition debris may accept building materials, rubble resulting from construction, remodeling, repair, and demolition operations on pavements, houses, commercial buildings and other structures. Such wastes include, but are not necessarily limited to, asbestos containing wastes, wood, bricks, metal, concrete, wallboard, paper, cardboard, all inert waste landfill material, and other "non- putrescible" wastes, as these wastes have a low potential for groundwater contamination upon decomposition.
A construction and demolition debris landfill must be permitted for construction and operation.

        A municipal solid waste landfill ("MSWL") can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or silvicultural operations or industrial processes or operations. Hence, compliance with landfill design and operation regulations must be achieved. This includes such matters as liner installation, leachate collection system installation, periodic cover requirements and groundwater monitoring systems.

        A transfer station is a waste management facility where solid waste is received from collection vehicles and then transferred to and compacted in large, specially designed and constructed trailers for transportation to distant disposal facilities. Transportation can be by road or rail. A transfer station operation can effectively reduce costs by positively impacting the utilization of personnel and equipment and by reducing fuel costs. The greatest benefit of transfer stations is the quick turnaround obtained for route collection vehicles.

Industry Background

        According to the National Solid Wastes Management Association ("NSWMA"), the solid waste industry was estimated to have had revenues of approximately $32 billion in 1994. The industry is highly fragmented, with the four largest companies accounting, in 1994, for approximately 30% of revenues, seven mid-sized public companies, accounting for approximately 4% of revenues, and approximately 7,000 municipalities and independent collection firms accounting for approximately 66% of revenues. The industry has been consolidating in recent years as a result of increased capital requirements arising primarily from stringent environmental and other governmental regulations. The Company expects the trend toward consolidation to continue as many independent landfill and collection operators, including municipalities, lack the capital resources, management skills and technical expertise necessary to operate in compliance with such regulations.

        According to data published by the Environmental Protection Agency ("EPA"), in 1992, there were 5,345 municipal solid waste landfills in the United States. The Company believes that approximately 80% of solid waste landfills are owned by municipalities, 15% by private companies and 5% by the federal and state governments. These landfills vary greatly in size and capacity. The Company believes that the estimated
800 privately-owned landfills, of which approximately 300 are owned by the three largest national solid waste companies, represent approximately 50% of the remaining disposal capacity in the United
States. Subtitle D regulations ("Subtitle D") of the Resource Conservation and Recovery Act ("RCRA") require landfill operators to upgrade existing disposal facilities by imposing requirements in the areas of facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards. Trade group data indicate that the number of municipal solid waste landfills decreased by 62% from 1988 to 1995 and that the remaining number of such landfills in 1995 was under 3,000.

        As a result of these regulatory changes, a number of independent landfill operators and municipalities are discontinuing or privatizing landfill and collection operations. In some instances, industrial companies that had previously operated landfills have decided to close such landfills rather than bring them into compliance with the new, more demanding regulations. The increasing requirements for capital, skilled management and technical expertise are, for small operators who cannot achieve economics of scale and integration, reducing margins and causing them to sell or close existing landfills. As a result, the Company expects continued availability of opportunities to acquire solid waste collection and disposal businesses. However, there can be no assurance of such continued availability or of the Company's ability to consummate any such potential acquisitions.

The Atlanta Property

        The Company owns 229 acres of land in Fulton County, Georgia. The land is located within the Atlanta city limits approximately 10 miles southwest of downtown Atlanta. Fulton County is one of the nine individual counties that comprise the "Atlanta Region" which includes Fulton (City of Atlanta), Gwinnett, DeKalb, Rockdale, Henry, Clayton, Fayette, Douglas, and Cobb. The Property is effectively at the epicenter of the 9-county region. The 9-county region would be the primary market for the Company's potential waste disposal services.

        Most local wastes would be transported to the Property via truck or trailer. The strategic location of the Property is particularly important in the Atlanta market where traffic congestion and distance materially impact truck or trailer downtime to and from a landfill facility, which, in turn, affect hauling efficiency and competitive bidding practices. Waste transport beyond 50 miles is generally considered economically unsound.

        A section of the westerly portion of the Property underwent granite surface mining from 1966 to 1993. Approximately 20 acres have been excavated to depths in excess of 500 feet (maximum depth of 641 feet). A smaller excavation on the Property has been mined to a depth of approximately 150 feet. Studies obtained by the Company indicate that these excavations are suitable for landfill use. Soil borings evidence significant amounts of overburden that can be used for cover material in landfill operations, as well as large amounts of granite. Granite mining activities are presently being evaluated as an income source from the Property. The potential resumption of granite mining activities represents a possible double benefit to the Company that may also increase landfill capacity in the future.

        The Property is also particularly well suited to serve as a waste transfer station for transfer of waste outside the nine county region because a railroad line is located just outside of the Property's boundary. The Company will seek to acquire a rail spur to the Property. Although the Property's proximity to a major rail line provides for a viable transfer station, complications exist with regard to interstate transport (e.g., states trying to collect per ton confiscatory fees on incoming waste, etc.). There is also an effort by some state legislators to restrict the disposal of out-of-state wastes in their state's landfills. Although most legislative efforts to date have been rejected by the courts, there is a possibility that these laws may eventually pass.

Marketing

        The Company would market its potential landfill and transfer operations via direct sales and contractual arrangements for private waste disposal using aggressive pricing structures to maximize daily disposal and transfer volumes. The Company believes that the Property is well positioned geographically to achieve marketing success. Within the Atlanta region there are presently 10 permitted municipal solid waste landfills, only two of which are located within the same general area of southwestern Fulton County as the Property. Similarly, of the twelve permitted construction and demolition debris landfills in the Atlanta region, none are located in southwestern Fulton County. Furthermore, a number of the currently permitted landfills may be unable to comply with the more stringent regulatory requirements that have recently come into effect. This may cause the closure of older landfills and landfills that elect not to comply with these regulatory standards. Accordingly, the total number of permitted and operating landfills is subject to change almost daily as decisions are made by private owners and municipalities as to whether or not closure of a landfill is warranted in light of these regulations.

        The Company intends to concentrate its marketing efforts on collection companies within a 50 mile radius of the Property, municipal contracts, closed facility accounts, corporate and industrial accounts, and out-of-state wastes. Based upon the study conducted by the Atlanta Regional Commission (updated November, 1994), the nine county Atlanta Region disposes of 12,000 tons per day of municipal solid waste and construction and demolition debris (based on 314 "disposal" days per year).

Pricing

        Pricing in the waste management industry has become increasingly complex as wastes have been sub-divided/categorized by regulation changes, and charges or "tipping fees" are being calculated as to specific transport and disposal requirements. It is anticipated that industry prices will increase from their present levels by approximately 3% to 5% per annum over the coming years. Revenues are generated through charges or tipping fees to the collection and hauling companies and are calculated by volume or weight. Transfer stations consolidate and compact the waste for transport to distant sites where tipping fees may be lower, while collecting a fee per ton for consolidation, compaction, transportation and disposal.

        The prices that the Company would charge for disposal or transfer of waste at its potential Atlanta landfill/transfer station would be determined by the volume or weight, the type of waste disposed of and prices charged for similar disposal services by competitors. Long term disposal and collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

        Disposal prices, or tipping fees, in the Atlanta Region are varied, depending on the location of the landfill, site ownership and type and amount of waste disposed of. Diminishing solid waste landfill disposal capacity and reductions in the rate of utilization of available capacity in some service areas, sometimes imposed by governmental action, are causing changes in waste transportation and disposal practices and are principal factors contributing to substantial increases in disposal costs. Tipping fees charged in the Atlanta region are within the ranges outlined below:

            Type Facility                             Range
    ----------------------------------        ------------------------
    Construction and Demolition Debris        $ 9.00 to $32.50 per ton
    Municipal Solid Waste                     $21.50 to $35.00 per ton
    Transfer Stations (inclusive of
      off-site disposal)                      $32.50 to $36.15 per ton

                     Source: Atlanta Regional Commission


Competition

        The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies such as WMX Technologies, Inc., formerly Waste Management, Inc.("WMX"); Browning-Ferris Industries, Inc.("BFI"); and U.S.A. Waste Services, Inc. ("USAS"). Additionally, there are a number of regional companies and numerous local companies. All of these businesses have significantly larger operations and greater financial resources than CICG. In the Atlanta Region, BFI and WMX are the largest waste management companies and are involved in collection, treatment, recycling, transfer, and disposal.

        CICG would compete for landfill and transfer business on the basis of tipping fees, geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send waste they collect. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win competitively bid contracts.

Municipal Solid Waste Disposal Business Risks

        There are potential, often unforeseen, business risks and certain cost exposures associated with the establishment, ownership and operation of solid waste landfill sites. Such risk factors include, but are not limited to: a reduction in the volume of solid waste available for landfill disposal resulting from legislative or regulatory action focused on the reduction of waste volume; public concern regarding the potential for adverse effects on public health, the environment, and land property values attributable to wastes disposed of at landfills;
the difficulty of obtaining permits to expand or establish disposal sites and public and private opposition to the location, expansion and operation of landfills; expanding governmental actions attempting to restrict the interstate movement of waste for disposal; costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and long-term care obligations; the obligation to manage any adverse affects on the environment that may materialize at the Property; possible judicial and administrative proceedings regarding alleged adverse environmental and health effects occasioned by landfill operations; and potential regulations requiring a landfill operator to demonstrate financial strength that would enable compliance with prescribed or changing standards and methods of operation, as well as closure and post-closure care requirements.

        The Company currently intends to purchase and maintain an environmental impairment liability insurance policy on its potential landfill that provides coverage against clean-up costs and bodily injury to non-employees and property damage caused by off-site pollution emanating from the landfill. However, if the Company should be unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successfully prosecuted and of sufficient magnitude, could have a material adverse effect upon the Company's business or financial condition. Difficulty in obtaining insurance could also impair the Company's ability to secure future contracts, which may be conditioned upon the availability of adequate coverage.

        Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company would be required to demonstrate satisfactory financial assurances to secure its closure and post-closure care obligations with respect to each landfill cell, some of which may be in the form of a surety bond or letter of credit. If the Company is unable to obtain surety bonds or letters or credit in sufficient amounts or at acceptable rates, it may be precluded from entering into disposal contracts or obtaining or retaining landfill operating permits.

Environmental and Other Regulations

        Authority to issue Georgia permits for construction and operation of municipal solid waste landfills, provided they are issued subject to facility compliance with Subtitle D of The Federal Resource Conservation and Recovery Act of 1976 (the "RCRA"), rests with the EPD. The Company will prepare an application that meets the requirements of the EPD and that demonstrates facility compliance with RCRA, Subtitle D requirements. Locally, the City of Atlanta will be requested to issue a Special Use
Permit granting the Company authority to operate a landfill on the Property.

        In the event that the Company's applications are granted, construction of the landfill will be required to comply with RCRA, Subtitle D standards. Further, in granting a Special Use Permit, the city of Atlanta may require other operating protocols with which the Company will be required to comply. Once in operation, both the city and the state may inspect the landfill on an unannounced basis to investigate for regulatory and permit compliance. Once the landfill is full, post-closure care operations and maintenance will be required for 30 years.

        The Company will be subject to comprehensive federal, state and local environmental, health and safety laws and regulations. These regulations are administered by various federal, state and local environmental, zoning, health and safety agencies. All of these agencies are empowered to monitor Company compliance with such laws and regulations via periodic and unannounced inspections.

        Operation of the potential landfill will require that costs be incurred, some significant, related to liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and post-closure care obligations. These costs may adversely impact the profit potential of the Company's potential landfill operations by increasing the cost to construct and operate the landfill over the short and long term. The Company will require substantial additional financing to develop the Property. There can be no assurance that such financing will be available.

        Resource Conservation and Recovery Act ("RCRA"), Subtitle D regulations require landfill operators to demonstrate financial responsibility enabling the operator to comply with landfill construction and operation standards, as well as closure and post-closure care requirements. The Company will be required to obtain insurance and performance bonds at potentially high cost to meet this requirement.

        Governmental agencies have the power to enforce compliance with landfill regulations and permit conditions and to obtain injunctions or impose fines in the event violations are evidenced. During the ordinary course of its operation, the Company may from time to time receive citations or notices from such governmental agencies that its facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of such citations or notices, the Company will work with agency representatives to attempt resolution of the matters cited. Failure to correct the problems to the satisfaction of the agencies could lead to monetary penalties, curtailed operations, criminal prosecution, facility closure, or the inability to obtain further permits.

        The Company would also be subject to liability for any nuisance or trespass resulting from the operation of its potential landfill. A person bringing a nuisance or trespass action against the Company may seek an injunction to curtail or limit the Company's operations at the Property. Further, any person pursuing a nuisance or trespass cause of action may petition for actual and punitive damages. The awarding of such damages could negatively impact the Company's financial condition and business operations.

        Recycling and other waste minimization efforts can be expected to reduce waste generation rates not only as more recyclables are regulated, but as manufacturers take more responsibility for the recyclability of the packaging that they use. Recycling regulations and procurement requirements for recycled goods will continue to create business opportunities in the recycling field while simultaneously serving to diminish the volume of waste available for disposal in landfills.

        The waste disposal industry is subject to extensive and evolving environmental laws and regulations that have been enacted in response to technical advances and the public's increased concern over environmental issues. These regulations are administered by the United States Environmental Protection Agency and various other federal, state and local environmental, health and safety agencies. The Company believes that there will be increased regulation and legislation related to the solid waste collection and disposal industry. In light of these developments, the Company will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with the regulatory framework.

        In order to operate a landfill or transfer station, the Company typically will have to go through several governmental review processes and obtain one or more operating permits and often zoning and other land use approvals. These permits and zoning or land use approvals are difficult and time consuming to obtain and are usually opposed by various local elected officials and citizens' groups. Once obtained, in some states (but not in Georgia), operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

        The Company's potential landfill business would subject it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and could give rise to increased costs for monitoring and corrective measures. In connection with the Company's possible acquisition of existing landfills, it will often be necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. The Company's proposed operations will be subject to regulation, principally under the following federal statutes:

        The Solid Waste Disposal Act ("SWDA"), as amended by the
        Resource Conservation and Recovery Act of 1976, as amended ("RCRA")

        The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous wastes. They also require states to develop programs to ensure the safe disposal of solid wastes in landfills.

        Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions.
In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards, many of which have not commonly been in place or enforced at landfills. All Subtitle D regulations are in effect, except for financial responsibility requirements, which were to take effect in April 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation.
Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. The Company could incur significant costs in complying with such regulations; however, the Company does not believe that such enhanced standards will have a material adverse effect on its potential operations. All of the Company's potential landfills would be engineered to meet or exceed these requirements.

        The Federal Water Pollution Control Act of 1972
        ("The Clean Water Act")

        This Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, groundwater or other surface or subsurface waters. If runoff from the Company's potential landfill or transfer station is discharged into surface waters, the Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company will work with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. In addition, where development may alter or affect "wetlands," a permit must be obtained before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites. The Act provides for civil, criminal and administrative penalties for violations of specified sections of the Act.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund" or "CERCLA")

        CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such programs is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the land, former owners and operators of the land at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if hazardous substances that were released and caused the need for cleanup at the Company's potential landfill were generated by or transported to the landfill by a municipality.
Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect the Company's potential waste disposal business.

        The Occupational Safety and Health Act of 1970 (the "OSHA Act")

        The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

        The Clean Air Act

        The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA proposed a New Source Performance Standard and Emission Guidelines for municipal solid waste landfills. Current regulations impose limits on air emissions from municipal solid waste landfills. The New Source Performance Standard will apply to all municipal solid waste landfills that commence construction after the date of the proposal. The Emission Guidelines are a set of standards that must be adopted by the states and will apply to all municipal solid waste landfills that received waste after November 8, 1987. The EPA may also issue regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations.

        Proposed Federal Legislation

        In the future, the Company's potential collection, transfer and landfill operations may also be affected by legislation currently pending before Congress that would authorize the states to enact discriminatory legislation governing waste shipments. The Company believes that if any such federal legislation is enacted, it may have a material adverse effect on the Company's potential operations.

        State and Local Regulation

        Each state in which the Company may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, siting, design, operation, maintenance, closure and post-closure of landfills and transfer stations. There has also been an increasing trend in various states seeking to regulate the disposal of out-of-state waste in their landfills. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have been adopted by many states and are also under consideration by Congress and the EPA.

        The Company's potential collection and landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills, through waste planning, composting and recycling or other programs, within the next few years. A number of states have taken, or are considering, steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and "white goods," such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could adversely affect the Company's ability to operate its potential facilities at their full capacity.

        Many municipalities also have ordinances, local laws and regulations affecting the waste disposal industry. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specified facilities, and bans or other restrictions on the movement of solid wastes into a municipality.

        The permits or other land use approvals with respect to a landfill, as well as state or local regulations, may (i) limit a landfill to accepting waste that originates from a specified geographic area and/or
(ii) specify the quantity of waste that may be accepted at a landfill during a given time period and/or (iii) specify the types of waste that may be accepted at the landfill.

        Proposed Atlanta MSWLs must file for a Special Use Permit ("SUP") with the city of Atlanta, and a Permit to Construct and Operate a Landfill ("PCO") with the Environmental Protection Division of The State of Georgia Department of Natural Resources ("EPD"). Notice of such applications must be filed with counties lying contiguous to the county within which the Property is located. These permits, if granted, would give the Company authority to accept municipal solid waste as well as inert waste, and construction and demolition debris. Although there are presently no known insurmountable impediments to the approval of these permit applications, opposition may arise from City of Atlanta and surrounding county residents regarding environmental and quality of life issues. It is anticipated that the city of Atlanta may impose operating protocols on which the SUP permits are contingent. Once in operation, both the city and state are at liberty to inspect the Property, without notification to the operator, to investigate regulatory and permit compliance. Compliance issues covered in the required permits include liner installation, leachate collection system installation, periodic cover requirements and groundwater monitoring systems. Landfill operators may also petition the various permitting authorities, provided that there is sufficient justification, for regulatory variances that eliminate or reduce some requirements outlined in the petitions. In the case of the Property, this would include petitioning to diminish/lessen the liner requirement, as based on water levels, there will be little or no groundwater seepage/contamination. A variance would significantly reduce costs associated with the construction of the landfill.

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

        This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward
Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

        Competition: The waste collection/disposal business and the fabric care business are both highly competitive and require substantial amounts of capital. If permitted and operational, the Company's facilities would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

        Availability of Acquisition Targets: The Company's planned acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance, however, that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate.

        Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and, to a lesser extent, revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company.
The Company raised $5,500,000 through private sales of newly issued restricted shares of its common stock during fiscal 1996. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its Atlanta Property as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Atlanta Property, which include possibly re-opening the Property as a granite quarry, and/or using the Property for the disposal of inert debris and/or the storage of recyclable materials. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals for the Property within a reasonable period of time.

        Economic Conditions: The Company's potential waste collection/disposal business would be affected by general economic conditions. There can be no assurance that an economic downturn will not result in a reduction in the potential volume of waste that might be disposed of at the Company's potential facilities and/or the price that the Company would charge for its services. Additionally, the demand for FIBER-SEAL's services may be adversely affected by an economic downturn.

        Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

        Dependence on Senior Management: The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for operations management with franchising and waste industry experience will also increase. The future availability of such experienced management cannot be predicted. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

        Influence of Government Regulation: The Company's potential operations would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

        Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

Inflation and Prevailing Economic Conditions
--------------------------------------------

        To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts will provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases, resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Employees

        As of December 27, 1996, the Company employed a total of 14 persons, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.
------------------

        The principal fixed asset of the Company is the Atlanta Property described in Item 1. that the Company plans to develop into a landfill. The Company also owns 283.5 acres of real estate located in Ellis County, Texas. This property is held for future development or resale.

        The Company leases approximately 8,481 square feet of office and warehouse space in Dallas, Texas.


ITEM 3. LEGAL PROCEEDINGS.
-------------------------

        The Company is, from time to time, engaged in litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.


                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK.
---------------------------------------------

        The Company's Common Stock is registered with the United States Securities and Exchange Commission under Section 12(g) of the
Securities Exchange Act of 1934 but is not quoted on a national or regional securities exchange or on the National Association of Securities Dealers, Inc. Automated Quotation System. The Common Stock is traded on the Over-the-Counter Bulletin Board.

        The following table sets forth the quarterly high and low closing bid prices per share for the Company's Common Stock for the periods indicated. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                          Year Ended            Year Ended
                       September 30, 1996    September 30, 1995
                       ------------------    ------------------
                          High    Low         High       Low
                         ------  ------      ------     -----
       4th Quarter       $30.50  $16.50       $6.00     $4.00
       3rd Quarter       $34.00  $ 3.50       $6.25     $2.88
       2nd Quarter       $ 5.00  $ 4.13       $5.63     $2.88
       1st Quarter       $ 5.13  $ 4.00       $6.00     $4.00

        There were 1,222 holders of record of the Common Stock as of December 27, 1996. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended September 30, 1996 and 1995. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.


ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

        The following table sets forth selected consolidated financial information derived from the audited consolidated financial statements of the Company for the years indicated.

                 Consolidated Summary Selected Financial Data
                For (or as of the end of) the Periods Indicated

                                            Year Ended     Year Ended
                                           September 30,  September 30,
                                               1996 *         1995 *
                                           ------------   ------------
         Operating Revenues                $   818,978    $  903,028

         Net Loss                             (998,794)     (616,684)

         Loss Per Common Share                    (.10)         (.08)

         Total Assets                       12,323,097     3,308,135

         Long-Term Obligations               1,667,000       747,000

         Cash                                2,763,129        18,165

         Stockholders' Equity               10,181,913     1,895,587

         Cash Dividends Per Share                    0             0

         * See Note B to the Financial Statements which discusses the acquisition by the Company of the operating assets and liabilities of FIBER-SEAL of Dallas and FIBER-SEAL Services International, Inc.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------

        Results of Operations

        Revenues of the Company are currently derived solely from the FIBER-SEAL fabric care and treatment business. Revenues consist of: (1) licensee fees based upon annual sales, (2) product sales to licensees, and (3) direct product and service sales from the Dallas, Texas territory (which is owned by CICG).

        Operating revenues decreased by $84,050 in fiscal 1996 as compared with the fiscal 1995. Such decrease was due to a $30,002 non-recurring sale of mined rock from the Atlanta quarry site in fiscal year 1995, and to a decline in revenue from FIBER-SEAL of Dallas as a result of management changes. The decline in fabric care revenues is expected to be a temporary situation as a result of expected improvements in performance at FIBER-SEAL of Dallas as well as the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

        Selling, general and administrative (SG&A) expenses increased $307,599 during fiscal 1996 as compared to fiscal 1995. The increase was caused by a variety of factors including consulting fees related to the potential use of the Atlanta Property as a waste disposal site, other consulting fees, increased legal fees, increased public relations expenses, and increased management expenses.

        The net loss for fiscal 1996 was $382,110 higher than the loss for fiscal 1995. Such increase was due primarily to the aforementioned lower revenues and higher SG&A expenses in fiscal 1996 as compared with fiscal 1995.

        Liquidity and Capital Resources

        The company had working capital of $3,224,268 at the end of fiscal year 1996 and a current ratio of 7.8 to 1.

        The primary source of capital during fiscal 1996 was provided by the sale of shares of common stock of the Company in private sales. Capital resources continue to be utilized primarily to (1) fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Company's Property in Atlanta, Georgia as a waste disposal landfill and (2) to acquire additional land adjacent to the Property. The Company invested $5,352,691 during fiscal 1996 in additional land adjacent to the Property in Atlanta. None of the Company's real estate holdings are encumbered by any debt.

        In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and, to a lesser extent, revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company. The Company raised $5,500,000 through private sales of newly issued restricted shares of its common stock during fiscal 1996. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its Atlanta Property as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Atlanta Property, which include possibly re-opening the Property as a granite quarry, and/or using the Property for the disposal of inert debris and/or the storage of recyclable materials. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals for the Property within a reasonable period of time.

        The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

                      INDEX TO FINANCIAL STATEMENTS

                                                                  Page

Report of Independent Certified Public Accountants                 F-1

Consolidated Balance Sheet as of September 30, 1996                F-3

Consolidated Statements of Operations for the years
  ended September 30, 1996 and 1995                                F-4

Consolidated Statement of Stockholders' Equity
  for the years ended September 30, 1996 and 1995                  F-5

Consolidated Statements of Cash Flows for the years
  ended September 30, 1996 and 1995                                F-6

Notes to Financial Statements                                      F-8

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Continental Investment Corporation

We have audited the accompanying consolidated balance sheet of Continental Investment Corporation (a Georgia corporation) and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Investment Corporation and Subsidiaries as of September 30, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Dallas, Texas
November 27, 1996

             Continental Investment Corporation and Subsidiaries

                         CONSOLIDATED BALANCE SHEET

                             September 30, 1996

             ASSETS

CURRENT ASSETS
       Cash                                          $ 2,763,129
       Note receivable                                   880,000
       Accounts receivable                                12,832
       Inventories                                        42,491
                                                     -----------
            Total current assets                       3,698,452

PROPERTY, at cost                                      8,564,582

OTHER ASSETS
     Intangibles, net of accumulated
       amortization of $8,361                             26,639
     Other                                                33,424
                                                     -----------

               Total assets                          $12,323,097
                                                     ===========


     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                             September 30, 1996


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                        $   161,185
     Accrued expenses                                     15,000
     Amounts due to related parties                       67,999
     Current portion of long-term
       note payable                                      230,000
                                                     -----------
               Total current liabilities                 474,184

LONG-TERM LIABILITIES
     Note payable                                        920,000
     Deferred income taxes                               747,000
                                                     -----------
                                                       1,667,000
                                                     -----------
               Total liabilities                       2,141,184

COMMITMENTS                                                  -

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value;
       1,000,000 shares authorized; no
       shares issued or outstanding                          -
     Common stock, $.50 par value;
       25,000,000 shares authorized;
       11,310,058 issued and outstanding               2,781,029
     Additional contributed capital                   10,569,794
     Accumulated deficit                              (3,168,910)
                                                     -----------
               Total stockholders' equity             10,181,913
                                                     -----------
               Total liabilities and
                 stockholders' equity                $12,323,097
                                                     ===========

     The accompanying notes are an integral part of this statement.

            Continental Investment Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                         Year ended September 30,

                                                   1996          1995
                                                ----------    ----------
Revenues                                        $  818,978    $  903,028

Costs and expenses
     Cost of revenues                              369,435       411,415
     Selling, general and administrative
       expenses                                  1,358,719     1,051,120
                                                ----------     ----------
                                                 1,728,154     1,462,535
                                                ----------     ----------
          Operating loss                          (909,176)     (559,507)

Other income (expense)
   Interest income                                   8,946           -
   Interest expense                                (98,564)      (95,102)
                                                ----------     ---------
                                                   (89,618)      (95,102)

          Loss before income taxes                (998,794)     (654,609)

Deferred income tax expense                            -           1,321
                                                ----------     ----------
          Loss before extraordinary credit        (998,794)     (655,930)

Extraordinary credit - gain on debt
  forgiveness                                          -          39,246
                                                ----------     ---------
          NET LOSS                              $ (998,794)   $ (616,684)
                                                ==========    ==========
Per share data
   Loss before extraordinary credit per
     common share                                    $(.10)        $(.08)
                                                     =====         =====
   Loss per common share                             $(.10)        $(.08)
                                                     =====         =====
   Weighted average number of common
     and common equivalent shares
     outstanding                                 9,746,092     8,181,482
                                                ==========    ==========

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Year ended September 30, 1996 and 1995

                                Common Stock          Additional      Treasury stock
                            ----------------------    contributed     ----------------    Accumulated
                             Shares      Par value      capital       Shares    Amount      deficit          Total
                            ---------   ----------    ----------      ------  --------    -----------      -----------
Balances at
  October 1, 1994 -
  as previously reported    7,027,327   $  639,664    $  238,930      7,209   $(26,771)   $  (387,827)     $   463,996

Accumulated deficit of
  acquired businesses             -            -             -          -          -         (188,731)        (188,731)
Distribution to
stockholder                       -            -             -          -          -         (976,874)        (976,874)
                            ---------                 ----------      -----    -------    -----------      -----------
Balances at
  October 1, 1994 -
  as restated               7,027,327      639,664       238,930      7,209    (26,771)    (1,553,432)        (701,609)

Conversion of debt
  to stock                  1,600,000      800,000           100        -          -              -            800,100
Sale of stock in
  private placement            80,000       40,000       360,000        -          -              -            400,000
Purchase of land
  for stock                   150,000       75,000       675,000        -          -              -            750,000
Issuance of stock
  for services                 16,200        8,100        77,899        -          -              -             85,999
Stock issued for
  debt forgiveness             10,000        5,000        45,000        -          -              -             50,000
Net loss                          -            -             -          -          -         (616,684)        (616,684)
                            ---------   ----------   -----------     ------    -------    -----------      -----------
Balances at
September 30, 1995          8,883,527    1,567,764     1,396,929      7,209    (26,771)    (2,170,116)         767,806

Retirement of
  treasury stock               (7,209)      (3,604)      (23,167)    (7,209)    26,771            -               -
Sale of stock
  in private placement        955,000      477,500     5,022,500        -          -              -          5,500,000
Issuance of stock
  for services                 50,800       25,400       228,680        -          -              -            254,080
Issuance of stock
  for land                  1,427,940      713,969     3,944,852        -          -              -          4,658,821
Net loss                          -            -             -          -          -         (998,794)        (998,794)
                           ----------   ----------   -----------     ------   --------    -----------      -----------
Balances at
  September 30, 1996       11,310,058   $2,781,029   $10,569,794        -     $    -      $(3,168,910)     $10,181,913
                           ==========   ==========   ===========     ======   ========    ===========      ===========

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,

                                                        1996        1995
                                                     ----------   ---------
Cash flows from operating activities:
     Net loss                                        $ (998,794)  $(616,864)
     Adjustments to reconcile net loss to
       net cash used in
          operating activities:
               Amortization and depreciation expense      2,333       2,334
               Common stock issued as consideration
                 for services                           254,080      85,999
               Imputed interest on note payable          90,092      83,034
               Deferred income taxes                        -         1,321
               Change in operating assets and
                 liabilities
                    Accounts receivable - trade         (12,832)        -
                    Other current assets                (67,711)    (24,792)
                    Accounts payable - trade            (39,264)     58,760
                    Accrued expenses                    (67,091)     48,705
                    Income taxes payable                    -       (23,921)
                    Accrued expenses to related
                      parties                          (274,106)    165,908
                    Deferred rent                           -        (8,807)
                    Other                               (67,873)   (120,678)
                                                      ---------   ---------
                         Net cash used in operating
                           activities                (1,181,166)   (349,001)

Cash flows from investing activities:
     Issuance of note receivable                       (880,000)        -
     Purchases of property                             (693,870)     (9,473)
                                                     ----------   ---------
                      Net cash used in investing
                        activities                   (1,573,870)     (9,473)

Cash flows from financing activities:
     Proceeds from sale of stock                      5,500,000     400,000
     Debt repayments                                        -       (25,676)
     Other                                                  -           100
                                                     ----------   ---------
                      Net cash provided by
                        financing activities          5,500,000     374,424
                                                     ----------   ---------
Increase in cash                                      2,744,964      15,950

Cash at beginning of year                                18,165       2,215
                                                     ----------   ---------
Cash at end of year                                  $2,763,129   $  18,165
                                                     ==========   =========

     The accompanying notes are an integral part of this statement.

              Continental Investment Corporation and Subsidiaries

                    Years ended September 30, 1996 and 1995

During fiscal year ending September 30, 1995, liabilities were settled and land was purchased in exchange for stock as follows:

   * $800,000 debt retired in exchange for 1,600,000 shares of common stock.

   * $75,675 note payable retired for cash of $25,675 and 10,000 shares of common stock.

   * Land was acquired for 150,000 shares of common stock valued at $750,000.

During fiscal year ending September 30, 1996, liabilities were settled and land was purchased in exchange for stock as follows:

   * Land was acquired by issuing 1,427,940 shares of common stock valued at $4,658,821 and cash of $693,870, for a total purchase price of approximately $5,352,691.


     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996 and 1995

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     Basis of Presentation and Principles of Consolidation
     -----------------------------------------------------
     The accompanying consolidated financial statements include the accounts of Continental Investment Corporation (CICG or the Company) and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Nature of Operations
     --------------------
  The Company operates in two principal segments: property development, primarily its potential landfill site in Atlanta, Georgia, and its Fiber-Seal fabric care and service protection business.

     Property
     --------
  Property is recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation and depletion are removed from the accounts and any resulting gain or loss is reflected in current operations.

  Landfill and certain treatment facility costs will be depleted using the units of production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. Depreciation on the remaining assets will be provided over the estimated useful lives of such assets using the straight-line method.

  Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and improve the site. These costs will also be depleted based on consumed airspace. No general and administrative costs are capitalized as landfill and landfill improvements.

     Income Taxes
     ------------
  Deferred income taxes are provided under the liability method in which deferred assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates.

     Reclassifications
     -----------------
  Certain 1995 balances have been reclassified to conform to the 1996 presentations.

              Continental Investment Corporation and Subsidiaries

                         September 30, 1996 and 1995

     Intangibles
     -----------
  Intangibles are amortized over fifteen years, on a straight-line basis. Intangibles represent licensing and marketing rights to the intellectual property of a system for fabric care treatment and protection. The Company periodically reviews intangibles to assess recoverability, and impairment is recognized in results of operations when recoverability is not probable.

     Loss Per Share
     --------------
  Loss per common share is based on the weighted average number of outstanding common shares during the period and, if their effect is dilutive, common stock equivalents consisting of stock options.

     Use of Estimates
     ----------------
  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - ACQUISITION

  On September 30, 1996, the Company acquired all of the operating assets and liabilities of Fiber-Seal of Dallas (FSD) and Fiber-Seal Services International, Inc. (FSSI) from the majority stockholder of the Company in exchange for a $1,150,000 note payable. Due to the common ownership of the Company, FSD and FSSI, the transaction has been accounted for in a manner similar to a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of FSD and FSSI. The note payable exchanged in the acquisition has been discounted and interest imputed at the stated rate of 8-1/2% per annum as if the transaction had occurred on October 1, 1994. The excess of the carrying value of the note payable over the historical cost basis of the net assets acquired has been reflected as a distribution to stockholders.

              Continental Investment Corporation and Subsidiaries

                        September 30, 1996 and 1995

  Net sales and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                                                              Imputed
                                 CICG       FSD       FSSI     Eliminations   interest     Combined
                              ---------   --------   --------  ------------   --------    -----------
  Year ended
    September 30, 1996
      Revenues                 $ 60,000   $247,606   $539,381   $(28,009)     $    -        $818,978

      Net earnings (loss)    (1,040,199)      (311)   137,187     (5,379)      (90,092)     (998,794)

  Year ended
    September 30, 1995
      Revenues                 $134,002   $326,683   $491,262   $(48,919)     $    -        $903,028
      Net earnings (loss)      (654,508)    23,112     97,746        -         (83,034)     (616,684)

NOTE C - NOTE RECEIVABLE

  The note receivable bears interest at 10% and is due in two installments in January and May 1997. The note receivable is collateralized by 150,000 shares of common stock of the Company.


NOTE D - PROPERTY

  The Company's property consists of the following at September 30, 1996:

       229 acres in Atlanta, Georgia
            Former Granite Quarry                $  564,222
            Unimproved land                       7,135,360
                                                 ----------
                                                  7,699,582
       253.5 acres, Ellis County, Texas
            Unimproved land                         750,000

       30 acres, Ellis County, Texas
            Unimproved land                         115,000
                                                 ----------
                                                 $8,564,582
                                                 ==========

NOTE E - AMOUNTS DUE TO RELATED PARTIES

  Amounts due to related parties consist of $67,999 due the majority stockholder.

            Continental Investment Corporation and Subsidiaries

                          September 30, 1996 and 1995

NOTE F - INCOME TAXES

  The Company and its subsidiaries file a consolidated tax return. At September 30, 1996 and 1995, the Company has, for Federal income tax purposes, operating loss carryforwards of approximately $3,600,000 and $2,900,000, respectively, expiring through 2011 and capital loss carryforwards of approximately $310,000 expiring through 1999. Tax laws limit the utilization of the net operating loss carryforwards and capital loss carryforwards to approximately $250,000 per year. Therefore, CICG may be required to pay income taxes in future years even though significant loss carryforwards exist.

  Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:
                                                  Year ended September 30,
                                                  ------------------------
                                                     1996           1995
                                                  ---------      ---------

       Tax benefit at statutory rate              $(340,000)     $(223,000)
       Change in valuation allowance                307,000        223,000
       Other                                         33,000          1,321
                                                  ---------      ---------
                                                  $     -        $   1,321
                                                  =========      =========

  Consolidated deferred tax assets and liabilities consist of the following at September 30, 1996:

  Deferred tax assets
       Net operating loss and capital
         loss carryforwards                                   $  1,300,000
       Valuation allowance                                      (1,300,000)
                                                              ------------
                                                                       -
Deferred tax liabilities
       Property                                                    747,000
                                                              ------------
            Net deferred tax liability                        $    747,000
                                                              ============

              Continental Investment Corporation and Subsidiaries

                         September 30, 1996 and 1995


  At September 30, 1996, the Company had capital and net operating loss carryforwards for Federal tax purposes expiring as follows:

                                          Year of
                                         expiration       Amount
                                         ----------    ----------

       Capital losses                       2006       $  313,568
                                                       ==========

       Net operating loss carryforwards     2005       $  245,018
                                            2006          286,359
                                            2007          682,391
                                            2008          152,727
                                            2009          710,373
                                            2010          644,163
                                            2011          902,484
                                                       ----------
                                                       $3,623,515
                                                       ==========
NOTE G - NOTE PAYABLE

  The note payable bears interest at 8.5% and is due in annual installments of $230,000 commencing on January 15, 1997, with interest due quarterly. The future minimum payments under this long-term note at September 30, 1996 are as follows:

                    1998         $230,000
                    1999          230,000
                    2000          230,000
                    2001          230,000
                                 --------
                                 $920,000
                                 ========
NOTE H - LEASES

  The Company leases office and warehouse space under an agreement expiring in 1999. This lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under the noncancellable lease at September 30, 1996, are as follows:

           Continental Investment Corporation and Subsidiaries

                              September 30, 1996

         Year ending
         September 30,
         ------------
            1997                  $ 36,044
            1998                    36,044
            1999                    36,044
                                  --------
                                  $108,132
                                  ========


NOTE I - COMMON STOCK AND STOCK OPTIONS

  Common stock is stated at the lower of par value or consideration received, as permitted by state law.

  The following information relates to stock options.

                                                   Number
                                                     of
                                                   shares      Option price
                                                 ---------     --------------

     Options outstanding - October 1, 1994         144,000     $5.00 - $18.00
          Granted during the year                  210,000     $4.25 - $ 5.00
                                                 ---------

     Options outstanding - September 30, 1995      354,000     $4.25 - $18.00
          Granted during the period              3,622,500     $4.00 - $35.00
          Exercised during the year               (462,500)    $4.00 - $10.00
                                                 ---------

     Options outstanding - September 30, 1996    3,404,000     $4.00 - $35.00
                                                 =========

     Options exercisable - September 30, 1996    3,404,000     $4.00 - $35.00
                                                 =========

              Continental Investment Corporation and Subsidiaries

                          September 30, 1996 and 1995

NOTE J - SEGMENTS

  The Company operates in two principal segments: property development, primarily its potential landfill site in Atlanta, Georgia, its Fiber-Seal fabric care and surface protection business.

                                            Property          Fabric
       September 30, 1996                  Development         Care      Corporate     Consolidated
       ------------------                  -----------     ----------    ----------    ------------
       Revenues                            $      -        $  818,978    $     -       $   818,978
       Operating profit (loss)             (1,014,144)         15,760         (410)       (998,794)
       Identifiable assets                 12,229,202          93,895          -        12,323,097
       Depreciation and amortization              -            13,284          -            13,284
       Capital expenditures                   693,870             -            -           693,870

       September 30, 1995
       ------------------

       Revenues                            $   30,002      $  873,026    $     -       $   903,028
       Operating profit (loss)               (379,255)        103,100     (378,454)       (654,609)
       Identifiable assets                  3,282,321          25,814         -          3,308,135
       Depreciation and amortization              -             2,334           -            2,334
       Capital expenditures                     9,473             -          -               9,473

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments include cash and debt. The fair value of all instruments approximates the carrying value.


NOTE L - CONTINGENCIES

  The Company is defendant in various matters in litigation which have arisen in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
        AND FINANCIAL DISCLOSURE.
        ------------------------

        NONE


                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

Executive Officers of the Registrant
------------------------------------

        Set forth below is certain information concerning the Directors and Executive Officers of the Company as of December 27, 1996.

               Name             Age     Current Position with Company
        --------------------    ---     -----------------------------
        R. Dale Sterritt, Jr.    40      Director, Chairman and CEO
        Thomas F. Snodgrass      66      Director, President and Treasurer
        Robert D. Luna           43      Director, Secretary
        Martin G. Blahitka       59      Director
        J. B. Morris             57      Director


        Mr. R. Dale Sterritt, Jr. has served as Chairman, CEO and as a Director since July 1, 1991. From 1980 to the present he has served as Chairman of the Board of Sterritt Energy, Inc., a Company involved in oil and gas production and as President of Sterritt Investments, Inc., an investment Company. During the past five years, he has also been actively involved in mergers and acquisitions. From 1980 to 1986, he was Chairman of the Board of Auburn-Sterritt Partners, a multi-million dollar real-estate company involved in the acquisition, development and management of shopping centers, apartments, and office buildings within the US sunbelt area. From 1978 to 1980, he was vice president of acquisitions for the Robert A. McNeil Corporation, a real estate investment and management group. In addition, Mr. Sterritt has served on the boards of various manufacturing, service and distribution companies.

        Mr. Thomas F. Snodgrass has served as a Director, President and Treasurer since July 1991. From March 1990 to July 1992 he also served as President of Thermal Corporation; from June 1, 1987 to December 31, 1989 as Chief Financial Officer of Republic Gypsum; and as Executive Vice President of M-X Oil and Gas Corporation from January 1, 1982 to May 31, 1987. Mr. Snodgrass has a background in accounting and finance.

        Mr. Martin G. Blahitka has served as a director of the Company since September 7, 1993. From 1989 to the present, he served as Vice President of Rescue Capital Corporation, a firm that specializes in providing transitional management supervision and/or financial restructuring to troubled companies. From 1989 to 1991 he was Vice President of Operations for Legal Econometrics, Inc., a crisis management firm.

        Mr. Robert D. Luna has served as a Director since September 7, 1993 and currently serves as Secretary of the Company. From 1982 to the present, he has served as President and CEO of Luna Investments, Inc., a privately-held real estate development, investment and brokerage company. In 1990, Luna Investments expanded into direct investments involving oil and gas producing properties and venture capital.

       Mr. J. B. Morris has served as a Director since April 1990. From 1986 to 1991, he served as Chairman of the Board of Chancellor Capital Corporation, an investment banking firm. From 1982 to 1991, he was President of MGA Securities Corporation, a retail NASD general securities firm.

Key Subsidiary Executive
------------------------

       Steven A. Lytle, in October 1996, was named Executive Vice President and Chief Operating Officer of a wholly-owned subsidiary, Continental Technologies Corporation, a Georgia corporation based in Atlanta. He will direct the development of Continental's proposed solid waste disposal and hauling operations. Mr. Lytle, 43, has had 11 years experience in the solid waste industry, including extensive involvement in developing and managing solid waste facilities. Among other accomplishments, he designed and obtained the permit for a 300-acre, 50 million cubic yard disposal facility in Georgia and continued on to manage this facility as the District Manager for his former employer. Mr. Lytle holds a degree in civil engineering from the University of Cincinnati.

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

        The following table sets forth the compensation earned by the Company's Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during any of the three fiscal years.

                                  Summary Compensation Table

                                                      Long Term Compensation
                                                |---------------------|----------|
                        Annual Compensation     |    Awards           |  Payouts |
                     ---------------------------|---------------------|----------|
  (a)         (b)    (c)       (d)       (e)    |    (f)       (g)    |  (h)     |   (i)
                                        Other   |                     |          |   All
   Name                                 Annual  | Restricted          |          |  Other
   and                                  Compen- |   Stock             |  LTIP    |  Compen-
 Principal                              sation  |  Award(s)   Options/| Payouts  |  sation
 Postion      Year  Salary($)  Bonus($)  ($)    |   ($)        SARs(#)|   ($)    |   ($)
------------------------------------------------|---------------------|----------|----------
R. Dale       1996                     $234,750 |                     |          |
Sterritt,     1995                     $161,575 |                     |          |
Jr.,          1994                     $142,125 |                     |          |
Chairman                                        |                     |          |
and CEO                                         |                     |          |


        The Company does not have any employment agreements with any of the executive officers of the parent Company. The only compensation paid to executive officers and directors of the parent Company is for services rendered to the Company on a per diem basis at rates prescribed by the Board:
$750 per day for the Chairman, Chief Executive Officer and President;
and $400 per day for all other executive officers. By resolution of the Board of Directors, directors are entitled to a fee of $200 per meeting; however, all such fees were waived during fiscal 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         ----------
         The following table sets forth, to the best knowledge of the Company as of December 27, 1996, certain information with respect to (i) beneficial owners of more than five percent (5%) of the outstanding Common Stock, (ii) beneficial ownership of shares of the Company's Common Stock by each director, and (iii) beneficial ownership of shares of the Company's Common Stock by all officers and directors as a group.

    Name and Address              Amount and Nature         Percent of
   of Beneficial Owner          of Beneficial Ownership       Class
  --------------------          -----------------------     ----------
  Martin G. Blahitka                     10,000                (3)
    Route 1, Box 918
    Big Sandy, TX 75755

  Robert D. Luna                            -                   -
    Miller Road
    Dallas, TX 75238

  J. B. Morris                          170,699                1.5%
    10254 Miller Road
    Dallas, TX 75238

  Stewart Rahr                          870,700                7.7%
    152-35 10th Avenue
    Whitestone, NY 11357

  Thomas F. Snodgrass                    15,000                (3)
    10254 Miller Road
    Dallas, TX 75238

  R. Dale Sterritt, Jr.
    10254 Miller Road                       -
    Dallas, TX 75238

  Sterritt Properties, Inc. (1)       5,750,444               50.8%
    10254 Miller Road
    Dallas, TX 75238

  Business Ventures, Inc. (2)         1,600,000               14.1%
    50 Lincolns Inn Fields
    3rd Floor
    London, WC 2A 3PF
    England
  --------------------------
  All Officers and Directors            195,699                1.7%
  as a Group (5 persons)
  --------------------------

  (1) Sterritt Properties, Inc. is owned 100% by a Family Limited Partnership. Richard D. Sterritt, Sr., the President of Sterritt Properties, Inc., is the father of the Chairman and CEO, R. Dale Sterritt, Jr.

  (2) The beneficial ownership of these shares is contested. The Company does not take a position as to the true beneficial ownership of such shares, but has indicated the name at the time of issue for the purpose of this disclosure item.

  (3) Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

        During the 1996 fiscal year, Richard D. Sterritt, Sr. and entities controlled by him made loans to the Company for working capital purposes, which were repaid in whole or in part at various times during the year. As of the end of the 1996 fiscal year, the amount of outstanding loans payable to Mr. Sterritt and such entities was $67,999.

        On September 20, 1996, the Company entered into an agreement with the 20th Century Group, an entity comprised of Sterritt Properties, Inc. ("SPI"), FIBER-SEAL Services International, Inc. ("FSSI"), 20th Century Partners, Inc. and 20th Century Holdings, Inc. This agreement called for the transfer of certain rights and assets owned by 20th Century Group. The consideration for the transfer was a $1,150,000 note payable. The property transferred consisted of assets related to the FIBER-SEAL business. This included all operations formerly carried out by FSSI, all operations of the Dallas, Texas licensee of FIBER-SEAL and all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL. As a result of this transaction, the Sterritt Family has transferred all of their FIBER-SEAL-related holdings to CICG. The effective date of the agreement was September 30, 1996.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
-------------------------------------------------------------
          ON FORM 8-K.
          -----------

(a)  Following are documents filed as part of this report:

     1. Consolidated Financial Statements of Continental Investment Corporation and Subsidiaries.

          See Item 8 of this report - Financial Statements and
            Supplementary Data.

     2.   Financial statement schedules.

          There are no financial statement schedules required to be filed.

     3.   Exhibits.

  Exhibit
  Number                         Exhibit Index
  -------   -----------------------------------------------------------------
    3.1     -  Certified copy of the Company's Articles of Incorporation and amendments thereto. 1/

    3.2     -  Amended and Restated Bylaws of the Company, as of August
               8, 1989. 1/

    3.3     -  Amendment to the Company's Articles of Incorporation
               dated March 24, 1994. 2/

    21 *    -  List of the Company's Subsidiaries.
----------------------------
* Filed herewith.

       1/   -  Incorporated by reference to the exhibit with the same
               description to the Company's Current Report on Form 8-K filed on August 11, 1989.

       2/  -   Incorporated by reference to the exhibit with the same
               description to the Company's Current Report on Form 8-K dated as of January 5, 1994.

(b)  Reports on Form 8-K.

     Reports filed on Form 8-K during the last quarter are as follows:

     1. Report dated September 25, 1996. This Report contained an Item 5 event - "Changes in Accounting Period."

     2. Report dated September 30, 1996. This report contained an Item 5 event - "Purchase of assets from FIBER-SEAL Services
          International, Inc. and FIBER-SEAL of Dallas."

Exhibit 21

As of December 27, 1996, the Company had the following subsidiaries:

(a) Continental Technologies, Inc.
(b) Continental Technologies Corporation of Georgia
(c) FIBER-SEAL Franchise Corporation
(d) FIBER-SEAL Holdings, Inc.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CONTINENTAL INVESTMENT CORPORATION


                               By: /S/ R. Dale Sterritt, Jr.
                                   -----------------------------------
                                   R. Dale Sterritt, Jr.
                                   Chairman and Chief Executive Officer


Dated: December 30, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                    DATE

       /S/ R. Dale Sterritt, Jr.                   December 30, 1996
       -------------------------------
       R. Dale Sterritt, Jr., Director
       Chairman and Chief Executive Officer


       /S/ Thomas F. Snodgrass                     December 30, 1996
       -------------------------------
       Thomas F. Snodgrass, Director
       President and Treasurer


       /S/Robert D. Luna                           December 30, 1996
       -------------------------------
       Robert D. Luna, Director
       and Secretary


       /S/Martin G. Blahitka                       December 30, 1996
       -------------------------------
       Martin G. Blahitka, Director


       Signature not available at
       time of publication
       -------------------------------
       J. B. Morris, Director