Form 10KSB
period 1996-12-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-04-15
CIK 24077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                     ---------------------------------
                                FORM 10-KSB
 (Mark One)
          ( ) Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                                    or

          (X) Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the three months ended December 31, 1996
                             (short fiscal year)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 31, 1997, is approximately $114,045,881 based upon the closing bid price of $21.25 per share as reported for such date by Trading and Market Services of The Nasdaq Stock Market, Inc.

        As of March 31, 1997, the registrant had outstanding 11,313,008 shares of Common Stock.

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

        In a series of transactions in fiscal 1994, 1995 and 1996, the Company acquired all of the operating assets of FIBER-SEAL Holdings, Inc., FIBER-SEAL of Dallas, and FIBER-SEAL Services International, Inc., including all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL.

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

Proposed Atlanta Region Waste Management Facility
-------------------------------------------------

        A study of the Property has indicated its viability as a potential multi-use waste disposal, waste transfer, and recycling facility. The Company is presently evaluating the various categories of potential operations, consisting principally of the different types of waste and activities discussed below.

        An inert waste landfill is a disposal facility that may accept only wastes that will not or are not likely to generate contamination to surrounding soils or groundwater. Such wastes are limited to earth and earth-like products, concrete, cured asphalt, rock, bricks, yard trimmings, stumps, limbs, and leaves. A landfill permitted for construction and demolition debris may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on pavements, houses, commercial buildings and other structures. Such wastes include, but are not necessarily limited to, asbestos containing wastes, wood, bricks, metal, concrete, wallboard, paper, cardboard, all inert waste landfill material, and other "non- putrescible" wastes, as these wastes have a low potential for groundwater contamination upon decomposition.

        A municipal solid waste landfill ("MSWL") can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day-use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or silvicultural operations or industrial processes or operations.

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

Industry Background

        According to the National Solid Waste Management Association ("NSWMA"), the North American solid waste industry was estimated to have had revenues of more than $32 billion in 1995. The industry is highly fragmented, with the four largest companies accounting, in 1995, for approximately 30% of revenues, seven mid-sized public companies, accounting for approximately 4% of revenues, and several thousand municipalities and independent collection firms accounting for approximately 66% of revenues. The industry has been consolidating in recent years as a result of increased capital requirements arising primarily from stringent environmental and other governmental regulations. The Company expects the trend toward consolidation to continue as many independent landfill and collection operators, including municipalities, lack the capital resources, management skills and technical expertise necessary to operate in compliance with such regulations.

        The Company believes that approximately 80% of solid waste landfills are owned by municipalities, 15% by private companies and 5% by the federal and state governments. These landfills vary greatly in size and capacity. The Company believes that the estimated
800 privately-owned landfills represent approximately 50% of the remaining disposal capacity in the United States. Subtitle D regulations ("Subtitle D") of the Resource Conservation and Recovery Act ("RCRA") require landfill operators to upgrade existing disposal facilities by imposing requirements in the areas of facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards. Trade group data indicate that the number of of municipal solid waste landfills decreased by 62% from 1988 to 1995 and that the remaining number of such landfills in 1995 was under 3,000.

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

        Pricing in the waste management industry has become increasingly complex as wastes have been sub-divided/categorized by regulation changes, and charges or "tipping fees" are being calculated as to specific transport and disposal requirements. Revenues are generated through charges or tipping fees to the collection and hauling companies and are calculated by volume or weight. Transfer stations consolidate and compact the waste for transport to distant sites where tipping fees may be lower, while collecting a fee per ton for consolidation, compaction, transportation and disposal. The prices that are charged for disposal or transfer of waste are determined by the volume or weight, the type of waste disposed of and prices charged for similar disposal services by competitors. Long-term disposal and collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

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

        A section of the westerly portion of the Property underwent granite surface mining from 1966 to 1993. Approximately 20 acres have been excavated to depths in excess of 500 feet (maximum depth of 641 feet). A smaller excavation on the Property has been mined to a depth of approximately 150 feet. Soil borings evidence significant amounts of overburden that can be used for cover material in landfill operations, as well as large amounts of granite. Granite mining activities are presently being evaluated as an income source from the Property. The potential resumption of granite mining activities represents a possible double benefit to the Company that may also increase potential landfill capacity in the future.

        The Property is potentially well suited to serve as a waste transfer station for transfer of waste outside the nine county region because a railroad line is located just outside of the Property's boundary. The Company will seek to acquire a rail spur to the Property. Although the Property's proximity to a major rail line provides for a viable transfer station, complications exist with regard to interstate transport (e.g., states trying to collect per ton confiscatory fees on incoming waste, etc.). There is also an effort by some state legislators to restrict the disposal of out-of-state wastes in their state's landfills. Although most legislative efforts to date have been rejected by the courts, there is a possibility that these laws may eventually pass.

Competition

        The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies -- WMX Technologies, Inc. (formerly Waste Management, Inc.), Browning-Ferris Industries, Inc. ("BFI"), U.S.A. Waste Services, Inc., Allied Waste Industries, Inc., and Republic Industries, Inc. Additionally, there are a number of regional companies and numerous local companies. All of these companies have significantly larger operations and greater financial resources than CICG. The Company may also compete with those counties and municipalities that maintain their own waste collection and/or disposal operations.

        CICG would compete for landfill and transfer business on the basis of tipping fees, geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send waste that they collect.

Municipal Solid Waste Disposal Business Risks

        There are potential, often unforeseen, business risks and certain cost exposures associated with the establishment, ownership and operation of solid waste landfill sites. Such risk factors include, but are not limited to: a reduction in the volume of solid waste available for landfill disposal resulting from legislative or regulatory action focused on the reduction of waste volume; public concern regarding the potential for adverse effects on public health, the environment, and land property values attributable to wastes disposed of at landfills; the difficulty of obtaining permits to expand or establish disposal sites and public and private opposition to the location, expansion and operation of landfills; expanding governmental actions attempting to restrict the interstate movement of waste for disposal; costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean- up, site remedial work, maintenance and long-term care obligations; the obligation to manage any adverse affects on the environment that may materialize at the Property; possible judicial and administrative proceedings regarding alleged adverse environmental and health effects occasioned by landfill operations; and potential regulations requiring a landfill operator to demonstrate financial strength that would enable compliance with prescribed or changing standards and methods of operation, as well as closure and post-closure care requirements.

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

Environmental and Other Regulations

        Authority to issue Georgia permits for construction and operation of municipal solid waste landfills, provided they are issued subject to facility compliance with Subtitle D of The Federal Resource Conservation and Recovery Act of 1976 (the "RCRA"), rests with the Environmental Protection Division ("EPD") of The State of Georgia Department of Natural Resources. The Company will prepare an application that meets the requirements of the EPD and that demonstrates facility compliance with RCRA, Subtitle D requirements. Locally, the City of Atlanta will be requested to issue a Special Use Permit granting the Company authority to operate a landfill on the Property.

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

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

        This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward
Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Employees

        As of March 31, 1997, the Company had a total of 16 persons, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.
------------------

        The principal fixed asset of the Company is the Atlanta Property described in Item 1. that the Company proposes to develop into a landfill. The Company also owns 283.5 acres of real estate located in Ellis County, Texas. This property is held for future development or resale.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1996 or the short year ended December 31, 1996.

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

                 Short Year Ended        Year Ended            Year Ended
                 December 31, 1996    September 30, 1996   September 30, 1995
                 -----------------    ------------------   ------------------
    Quarters      High       Low        High      Low        High      Low
   -----------   ------    ------      ------    ------     ------    ------
    JUL - SEP       -         -        $30.50    $16.50     $6.00     $4.00
    APR - JUN       -         -        $26.00    $ 3.50     $6.25     $2.88
    JAN - MAR       -         -        $ 5.00    $ 4.13     $5.63     $2.88
    OCT - DEC    $27.13    $20.50      $ 5.13    $ 4.00     $6.00     $4.00

        There were 1,241 holders of record of the Common Stock as of March 31, 1997. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its short year ended December 31, 1996 or its fiscal years ended
September 30, 1996 and 1995. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

        The following table sets forth selected consolidated financial information derived from the audited consolidated financial statements of the Company for the years indicated.

                 Consolidated Summary Selected Financial Data
                For (or as of the end of) the Periods Indicated

                               Three Months
                                  Ended         Year Ended     Year Ended
                               December 31,    September 30,  September 30,
                                   1996            1996           1995
                               ------------    ------------   ------------
Operating Revenues             $   221,884     $   818,978    $  903,028

Net Loss                          (270,869)       (998,794)     (616,684)

Loss Per Common Share                 (.02)           (.10)         (.08)

Total Assets                   $12,013,021      12,323,097     3,308,135

Long-Term Obligations            1,667,000       1,667,000       747,000

Stockholders' Equity             9,950,169      10,181,913     1,895,587

Cash Dividends Per Share                 0               0             0

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------

        Results of Operations

        Revenues of the Company are currently derived solely from the FIBER-SEAL fabric care and treatment business. Revenues consist of: (1) licensee fees based upon monthly sales, (2) product sales to licensees, and (3) direct product and service sales from the Dallas, Texas territory (which is owned by CICG).

        Operating revenues decreased by $84,050 in fiscal 1996 as compared with fiscal 1995. Such decrease was due to a $30,002 non-recurring sale of mined rock from the Atlanta quarry site in fiscal year 1995, and to a decline in revenue from FIBER-SEAL of Dallas as a result of management changes. The decline in fabric care revenues is expected to be a temporary situation as a result of expected improvements in performance at FIBER-SEAL of Dallas as well as the Company's strategic decision to convert its fabric care business from a licensing mode to a potentially far more lucrative franchising operation.

        Operating revenues decreased by $20,581 in the short period ended December 31, 1996 as compared with the quarter ended December 31, 1995.

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

        The net loss for the short period ended December 31, 1996 was $184,586 higher than the loss for the quarter ended December 31, 1995. Such increase was due primarily to the higher SG&A expenses in the short period ended December 31, 1996.

        Liquidity and Capital Resources

        The company had working capital of $3,224,268 at the end of fiscal year 1996 and a current ratio of 7.8 to 1.

        The company had working capital of $2,993,135 at the end of the short period ending December 31, 1996 and a current ratio of 8.6 to 1.

        The primary source of capital during the 15 month period ended December 31, 1996 was provided by the sale of shares of common stock of the Company in private sales. Capital resources continue to be utilized primarily to (1) fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Company's Property in Atlanta, Georgia as a waste disposal landfill and (2) to acquire additional land adjacent to the Property. The Company invested $5,352,691 during fiscal 1996 in additional land adjacent to the Property in Atlanta. None of the Company's real estate holdings are encumbered by any debt.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

                      INDEX TO FINANCIAL STATEMENTS

                                                                  Page

Report of Independent Certified Public Accountants                 F-1

Consolidated Balance Sheet as of December 31, 1996                 F-2

Consolidated Statements of Operations for the three
  months ended December 31, 1996 and for the fiscal
  years ended September 30, 1996 and 1995                          F-3

Consolidated Statement of Stockholders' Equity
  for the three months ended December 31, 1996
  and for the fiscal years ended September 30, 1996
  and 1995                                                         F-4

Consolidated Statements of Cash Flows for the three
  months ended December 31, 1996 and for the fiscal
  years ended September 30, 1996 and 1995                          F-5

Notes to Financial Statements                                      F-7

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Continental Investment Corporation

We have audited the accompanying consolidated balance sheet of Continental Investment Corporation (a Georgia corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended December 31, 1996 and each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Investment Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the three months ended December 31, 1996 and each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Dallas, Texas
February 7, 1997

             Continental Investment Corporation and Subsidiaries

                         CONSOLIDATED BALANCE SHEET

                             December 31, 1996

                                  ASSETS

CURRENT ASSETS
       Cash                                          $   841,586
       Note receivable                                 2,380,000
       Accounts receivable                                23,679
       Inventories                                        48,613
       Accrued interest receivable                        61,142
       Prepaid expenses                                   33,967
                                                     -----------
            Total current assets                       3,388,987

PROPERTY AND EQUIPMENT
       Land, at cost                                   8,564,582
       Fixtures and equipment, net of
         of accumulated depreciation
         of $29,960                                       41,813
                                                     -----------
                                                       8,606,395
INTANGIBLES, net of accumulated
  amortization of $17,361                                 17,639
                                                     -----------

            Total assets                             $12,013,021
                                                     ===========


The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                             December 31, 1996


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                        $   119,496
     Accrued expenses                                     46,356
     Current portion of long-term
       note payable                                      230,000
                                                     -----------
               Total current liabilities                 395,852

LONG-TERM LIABILITIES
     Note payable                                        920,000
     Deferred income taxes                               747,000
                                                     -----------
                                                       1,667,000
                                                     -----------
               Total liabilities                       2,062,852

COMMITMENTS                                                  -

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value;
       1,000,000 shares authorized; no
       shares issued or outstanding                          -
     Common stock, $.50 par value;
       25,000,000 shares authorized;
       11,313,008 issued and outstanding               2,782,504
     Additional contributed capital                   10,607,444
     Accumulated deficit                              (3,439,779)
                                                     -----------
               Total stockholders' equity              9,950,169
                                                     -----------
               Total liabilities and
                 stockholders' equity                $12,013,021
                                                     ===========

The accompanying notes are an integral part of this statement.

            Continental Investment Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three months
                                       ended
                                    December 31,     Year ended September 30,
                                        1996            1996          1995
                                     -----------     -----------   -----------
Revenues                              $ 221,884      $  818,978    $  903,028

Costs and expenses
     Cost of revenues                    88,900         369,435       411,415
     Selling, general and
       administrative expenses          453,686       1,358,719     1,051,120
                                     -----------     -----------   -----------
                                        542,586       1,728,154     1,462,535
                                     -----------     -----------   -----------
          Operating loss               (320,702)       (909,176)     (559,507)

Other income (expense)
   Interest income                       74,824           8,946           -
   Interest expense                     (24,991)        (98,564)      (95,102)
                                     -----------     -----------   -----------
                                         49,833         (89,618)      (95,102)

          Loss before income taxes     (270,869)       (998,794)     (654,609)

Deferred income tax expense                 -               -           1,321
                                     -----------     -----------   -----------
          Loss before extraordinary
            credit                     (270,869)       (998,794)     (655,930)

Extraordinary credit - gain on debt
  forgiveness                               -               -          39,246
                                     -----------     -----------   -----------
          NET LOSS                    $(270,869)     $ (998,794)   $ (616,684)
                                     ===========     ===========   ===========
Per share data
   Loss before extraordinary
     credit per common share              $(.02)          $(.10)        $(.08)
                                          ======          ======        ======

   Loss per common share                  $(.02)          $(.10)        $(.08)
                                          ======          ======        ======
   Weighted average number of
     common and common equivalent
     shares outstanding              11,311,288       9,746,092     8,181,482
                                     ===========     ===========   ===========

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                Common Stock          Additional      Treasury stock
                            ----------------------    contributed     ----------------    Accumulated
                             Shares      Par value      capital       Shares   Amount       deficit           Total
                            ---------   ----------    ----------      ------  --------    ------------     ------------
Balances at
  October 1, 1994           7,027,327   $  639,664   $   238,930      7,209    (26,771)    (1,553,432)        (701,609)

Conversion of debt
  to stock                  1,600,000      800,000           100        -          -              -            800,100
Sale of stock in
  private placement            80,000       40,000       360,000        -          -              -            400,000
Purchase of land
  for stock                   150,000       75,000       675,000        -          -              -            750,000
Issuance of stock
  for services                 16,200        8,100        77,899        -          -              -             85,999
Stock issued for
  debt forgiveness             10,000        5,000        45,000        -          -              -             50,000
Net loss                          -            -             -          -          -         (616,684)        (616,684)
                            ---------   ----------   -----------     ------    -------    ------------     ------------
Balances at
September 30, 1995          8,883,527    1,567,764     1,396,929      7,209    (26,771)    (2,170,116)         767,806

Retirement of
  treasury stock               (7,209)      (3,604)      (23,167)    (7,209)    26,771            -               -
Sale of stock
  in private placement        955,000      477,500     5,022,500        -          -              -          5,500,000
Issuance of stock
  for services                 50,800       25,400       228,680        -          -              -            254,080
Issuance of stock
  for land                  1,427,940      713,969     3,944,852        -          -              -          4,658,821
Net loss                          -            -             -          -          -         (998,794)        (998,794)
                           ----------   ----------   -----------     ------   --------    ------------     ------------
Balances at
  September 30, 1996       11,310,058   $2,781,029   $10,569,794        -     $    -      $(3,168,910)     $10,181,913

Issuance of stock               2,950        1,475        37,650        -          -              -             39,125
Net loss                          -            -             -          -          -         (270,869)        (270,869)
                           ----------   ----------   -----------     ------   --------    ------------     ------------
Balances at
  December 31, 1996        11,313,008   $2,782,504   $10,607,444        -          -      $(3,439,779)     $ 9,950,169)
                           ==========   ==========   ===========     ======   ========    ============     ============

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Three months
                                                           ended           Year ended September 30,
                                                        December 31,      ---------------------------
                                                           1996              1996             1995
                                                        -----------       -----------      ----------
Cash flows from operating activities:
     Net loss                                            $(270,869)       $ (998,794)      $(616,864)
     Adjustments to reconcile net loss to
       net cash used in
          operating activities:
               Amortization and depreciation expense        12,265             2,333           2,334
               Common stock issued as consideration
                 for services                                  -             254,080          85,999
               Imputed interest on note payable                -              90,092          83,034
               Deferred income taxes                           -                 -             1,321
               Change in operating assets and
                 liabilities
                    Accounts receivable - trade            (10,847)          (12,832)            -
                    Other current assets                   (61,142)          (67,711)        (24,792)
                    Accounts payable - trade               (34,988)          (39,264)         58,760
                    Accrued expenses                        (7,564)          (67,091)         48,705
                    Income taxes payable                    31,356               -           (23,921)
                    Accrued expenses to related
                      parties                              (67,999)         (274,106)        165,908
                    Deferred rent                              -                 -            (8,807)
                    Other                                      -             (67,873)       (120,678)
                                                         ----------         ----------     ----------
                         Net cash used in operating
                           activities                     (409,788)       (1,181,166)       (349,001)

Cash flows from investing activities:
     Issuance of note receivable                        (1,500,000)         (880,000)           -
     Purchases of property                                 (16,755)         (693,870)         (9,473)
                                                        -----------       -----------      ----------
                      Net cash used in investing
                        activities                      (1,516,755)       (1,573,870)         (9,473)

Cash flows from financing activities:
     Proceeds from sale of stock                             5,000         5,500,000         400,000
     Debt repayments                                           -                 -           (25,676)
     Other                                                     -                 -               100
                                                        -----------        ----------      ----------
                      Net cash provided by
                        financing activities                 5,000         5,500,000         374,424
                                                        -----------       -----------      ----------
Increase in cash                                        (1,921,543)        2,744,964          15,950

Cash at beginning of year                                2,763,129            18,165           2,215
                                                        -----------       -----------      ----------
Cash at end of year                                     $  841,586        $2,763,129       $  18,165
                                                        ===========       ===========      ==========

The accompanying notes are an integral part of this statement.

              Continental Investment Corporation and Subsidiaries

            Three months ended December 31, 1996 and the years ended
                          September 30, 1996 and 1995

Non-Cash Investing and Financing Activities

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

During fiscal year ending September 30, 1996, liabilities were settled and land was purchased in exchange for stock as follows:

   * Land was acquired by issuing 1,427,940 shares of common stock valued at $4,658,821 and cash of $693,870, for a total purchase price of $5,352,691.


The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     Basis of Presentation and Principles of Consolidation
     -----------------------------------------------------
     The accompanying consolidated financial statements include the accounts of Continental Investment Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

     Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and improve the site and these costs will be depleted based on consumed airspace. No general and administrative costs are capitalized as landfill and landfill improvements.

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

              Continental Investment Corporation and Subsidiaries

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

               Continental Investment Corporation and Subsidiaries

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

NOTE C - CHANGE IN FISCAL YEAR

     In February 1997, the Company changed its fiscal year end from
     September 30 to December 31, effective January 1, 1997. A three-month fiscal transition period from October 1, 1996 to December 31 will precede the start of the new fiscal year. Condensed financial information (unaudited) of the Company for the three months ended December 31, 1995 is as follows:
                      Revenues                $242,465
                      Operating loss           (63,207)
                      Net loss                 (86,283)
                      Loss per common share      $(.01)

NOTE D - NOTE RECEIVABLE

     Note receivable consists of amounts due under a revolving loan agreement. Amounts outstanding under the agreement are collateralized by 100,000 shares of the Company's common stock, bear interest at 10% per annum, payable quarterly, with principal due in five installments through December 31, 1997.

               Continental Investment Corporation and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - PROPERTY AND EQUIPMENT

     The Company's property and equipment consists of the following at December 31, 1996:

     LAND
       229 acres in Atlanta, Georgia
           Former Granite Quarry                $  564,222
           Unimproved land                       7,135,360
                                                 ----------
                                                 7,699,582
       253.5 acres, Ellis County, Texas
            Unimproved land                        750,000

       30 acres, Ferris, Texas
            Unimproved land                        115,000
                                                ----------
                                                $8,564,582
                                                ==========

     FIXTURES AND EQUIPMENT
       Fixtures and equipment                   $   71,773
       Accumulated depreciation                    (29,960)
                                                ----------
                                                $   41,813
                                                ==========


NOTE F - INCOME TAXES

     The Company and its subsidiaries file a consolidated tax return. At December 31, 1996, the Company has, for Federal income tax purposes, operating loss carryforwards of approximately $3,900,000, expiring through 2012 and capital loss carryforwwards of approximately $310,000 expiring through 1999. Tax laws limit the utilization of certain of the net operating loss carryforwards and capital loss carryforwards to approximately $250,000 per year. Therefore, the Company may be required to pay income taxes in future years even though significant loss carryforwards exist.

               Continental Investment Corporation and Subsidiaries

NOTE F - INCOME TAXES - Continued

     Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:

                                        Three months
                                            ended         Year ended September 30,
                                         December 31,     ------------------------
                                            1996             1996           1995
                                         -----------      ---------      ---------
       Tax benefit at statutory rate      $(92,000)       $(340,000)     $(223,000)
       Change in valuation allowance        89,000          307,000        223,000
       Other                                 3,000           33,000          1,321
                                          --------        ---------      ---------
                                          $    -          $     -        $   1,321
                                          ========        =========      =========

     Consolidated deferred tax assets and liabilities consist of the following at December 31, 1996:

       Deferred tax assets
         Net operating loss and capital
           loss carryforwards                                 $  1,389,000
         Valuation allowance                                    (1,389,000)
                                                              ------------
                                                                       -
       Deferred tax liabilities
         Property                                                  747,000
                                                              ------------
            Net deferred tax liability                        $    747,000
                                                              ============

     At December 31, 1996, the Company had capital and net operating loss carryforwards for Federal tax purposes expiring as follows:

                                          Year of
                                         expiration       Amount
                                         ----------    ----------
       Capital losses                       1999       $  313,568
                                                       ==========

       Net operating loss carryforwards     2005       $  245,018
                                            2006          286,359
                                            2007          682,391
                                            2008          152,727
                                            2009          710,373
                                            2010          644,163
                                            2011          902,484
                                            2012          262,408
                                                       ----------
                                                       $3,885,923
                                                       ==========

               Continental Investment Corporation and Subsidiaries

NOTE G - NOTE PAYABLE

     The note payable bears interest at 8.5% and is due in annual installments of $230,000 commencing on January 15, 1997, with interest due quarterly. The future minimum payments under this long-term note at December 31, 1996 are as follows:

                    1997       $  230,000
                    1998          230,000
                    1999          230,000
                    2000          230,000
                    2001          230,000
                               ----------
                                1,150,000
     Less current maturities      230,000
                               ----------
                               $  920,000
                               ==========
NOTE H - LEASES

     The Company leases office and warehouse space under an agreement expiring in 1999. This lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under the noncancellable lease at December 31, 1996, are as follows:

         Year ending
         December 31,
         ------------
            1997                   $36,044
            1998                    36,044
            1999                    27,033
                                   -------
                                   $99,121
                                   =======

               Continental Investment Corporation and Subsidiaries

NOTE I - COMMON STOCK AND STOCK OPTIONS

     Common stock is stated at the lower of par value or consideration received, as permitted by state law.

     The following information relates to stock options.

                                                        Three months ended
                                                        December 31, 1996
                                                    -------------------------
                                                                    Weighted
                                                                    average
                                                                    exercise
                                                      Shares        price
                                                    ----------     ----------
     Outstanding at beginning of period             3,404,000        $ 9.95
     Exercised                                         (1,000)         5.00
                                                    ----------     ----------
     Outstanding at end of period                   3,403,000        $ 9.95
                                                    ==========     ==========

     Options exercisable at December 31, 1996       3,403,000        $ 9.95
                                                    ==========     ==========

                                                            Year ended
                                                        September 30, 1996
                                                    -------------------------
                                                                    Weighted
                                                                    average
                                                                    exercise
                                                      Shares        price
                                                    ----------     ----------
     Outstanding at beginning of year                 354,000        $ 6.89
     Granted                                        3,512,500          9.88
     Exercised                                       (462,500)         7.03
                                                    ----------     ----------
     Outstanding at end of year                     3,404,000        $ 9.95
                                                    ==========     ==========

     Options exercisable at September 30, 1996      3,404,000        $ 9.95
                                                    ==========     ==========

               Continental Investment Corporation and Subsidiaries

NOTE I - COMMON STOCK AND STOCK OPTIONS - Continued

                                                            Year ended
                                                        September 30, 1995
                                                    -------------------------
                                                                    Weighted
                                                                    average
                                                                    exercise
                                                      Shares         price
                                                    ----------     ----------

     Outstanding at beginning of year                 144,000        $10.17
     Granted                                          210,000          4.64
                                                    ----------     ----------
     Oustanding at end of year                        354,000        $ 6.89
                                                    ==========     ==========

     Options exercisable at September 30, 1995        354,000        $ 6.89

                                                    ==========     ==========

     Information about stock options outstanding at December 31, 1996 is summarized as follows:

                        Options outstanding and exercisable
                        -----------------------------------
                                        Weighted average
         Range of          Number           remaining         Weighted average
     Exercise prices     outstanding    contractural life      exercise price
     ----------------    -----------    ------------------    ----------------
     $ 4.00 to $ 5.00     2,483,000          3.3 years             $ 4.84
     $ 5.01 to $10.00       122,000           .9 years             $ 8.03
     $10.01 to $35,00       798,000          1.0 years             $26.15
                         -----------
                          3,403,000
                         ===========

               Continental Investment Corporation and Subsidiaries

NOTE J - SEGMENTS

     The Company operates in two principal segments: property development, primarily its potential landfill site in Atlanta, Georgia, and its Fiber-Seal fabric care and surface protection business.

                                            Property          Fabric
       December 31, 1996                  Development         Care      Corporate     Consolidated
       ------------------                  -----------     ----------   ----------    ------------
       Revenues                            $       -        $221,884    $     -       $    221,884
       Operating profit (loss)                (356,436)       35,734          -           (311,143)
       Identifiable assets                  11,717,308       305,272          -         12,022,580
       Depreciation and amortization               -           3,266          -              3,266
       Capital expenditures                        -             -            -                -

       September 30, 1996
       ------------------
       Revenues                           $       -          818,978    $     -       $    818,978
       Operating profit (loss)              (1,014,144)       15,760         (410)        (998,794)
       Identifiable assets                  12,229,202        93,895          -         12,323,097
       Depreciation and amortization               -           2,333          -              2,333
       Capital expenditures                    693,870           -            -            693,870

       September 30, 1995
       ------------------

       Revenues                           $     30,002      $873,026    $     -       $    903,028
       Operating profit (loss)                (379,255)      103,100     (378,454)        (654,609)
       Identifiable assets                   3,282,321        25,814          -          3,308,135
       Depreciation and amortization               -           2,334          -              2,334
       Capital expenditures                      9,473           -            -              9,473

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, notes receivable and debt. The fair value of all instruments approximates the carrying value as they reprice within one year.


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

        NONE


                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

Executive Officers of the Registrant
------------------------------------

        Set forth below is certain information concerning the Directors and Executive Officers of the Company as of March 31, 1997.

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


        Mr. R. Dale Sterritt, Jr. has served as Chairman, Chief Executive Officer and as a Director since July 1991.

        Mr. Thomas F. Snodgrass has served as a Director, President and Treasurer since July 1991.

        Mr. Martin G. Blahitka has served as a director of the Company since September 1993. He has been a private investor for more than the past five years.

        Mr. Robert D. Luna has served as a Director since September 1993 and currently serves as Secretary of the Company. Mr. Luna has been a private investor (in securities, real estate, and oil and gas) for more than the past five years.

       Mr. J. B. Morris has served as a Director since April 1990. He has been a private investor for more than the past five years.

Key Subsidiary Executive
------------------------

       Steven A. Lytle, in October 1996, was named Executive Vice President and Chief Operating Officer of a wholly-owned subsidiary, Continental Technologies Corporation, a Georgia corporation based in Atlanta. He is directing the development of Continental's proposed solid waste operations. Mr. Lytle has had 11 years experience in the solid waste industry, including extensive involvement in developing and managing solid waste facilities.
Among other accomplishments, he designed and obtained the permit for a 50 million cubic yard disposal facility in Georgia and continued on to manage this facility as the District Manager for his former employer. Mr. Lytle holds a degree in civil engineering from the University of Cincinnati.


ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

        Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         ----------
         The following table sets forth, to the best knowledge of the Company as of March 31, 1997, certain information with respect to (i) beneficial owners of more than five percent (5%) of the outstanding Common Stock,
(ii) beneficial ownership of shares of the Company's Common Stock by each director, and (iii) beneficial ownership of shares of the Company's Common Stock by all officers and directors as a group.

    Name and Address              Amount and Nature         Percent of
   of Beneficial Owner          of Beneficial Ownership       Class
  --------------------          -----------------------     ----------
  Martin G. Blahitka                     10,000                (4)
    c/o Continental Investment
    10254 Miller Road
    Dallas, TX 75238

  Robert D. Luna                            -                   -
    c/o Continental Investment
    10254 Miller Road
    Dallas, TX 75238

  J. B. Morris                          170,699                1.5%
    c/o Continental Investment
    10254 Miller Road
    Dallas, TX 75238

  Stewart Rahr                          983,475 (3)            8.7%
    152-35 10th Avenue
    Whitestone, NY 11357

  Thomas F. Snodgrass                    15,000                (4)
    c/o Continental Investment
    10254 Miller Road
    Dallas, TX 75238

  R. Dale Sterritt, Jr.
    c/o Continental Investment
    10254 Miller Road                       -
    Dallas, TX 75238

  Sterritt Properties, Inc. (1)       5,750,444               50.8%
    P. O. Box 452648
    Garland, TX 75045

  Business Ventures, Inc. (2)         1,600,000               14.1%
    50 Lincolns Inn Fields
    3rd Floor
    London, WC 2A 3PF England
  --------------------------
  All Officers and Directors            195,699                1.7%
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

  (3) Does not include options to acquire 1,037,000 shares of CICG common stock. Also does not include 200,000 shares owned by members of his immediate family, to which Mr. Rahr disclaims beneficial ownership.

  (4) Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

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

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the short fiscal period ended December 31, 1996.

Exhibit 21

As of March 31, 1997, the Company had the following subsidiaries:

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


Dated: April 15, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                    DATE

       /S/ R. Dale Sterritt, Jr.                     April 15, 1997
       -------------------------------
       R. Dale Sterritt, Jr., Director
       Chairman and Chief Executive Officer


       /S/ Thomas F. Snodgrass                       April 15, 1997
       -------------------------------
       Thomas F. Snodgrass, Director
       President and Treasurer


       /S/Robert D. Luna                             April 15, 1997
       -------------------------------
       Robert D. Luna, Director
       and Secretary


       /S/Martin G. Blahitka                         April 15, 1997
       ------------------------------
       Martin G. Blahitka, Director


       /S/ J. B. Morris                              April 15, 1997
       ------------------------------
       J. B. Morris, Director