Form 10KSB/A
period 1996-12-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-04-25
CIK 24077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                           -------------------------

                              FORM 10-KSB/A No. 1
(Mark One)
          [ ]    Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                      or

          [X]     Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 31, 1997, is approximately $114,045,881 based upon the closing price of $21.25 per share as reported for such date by Trading and Market Services of The Nasdaq Stock Market, Inc.

     As of March 31, 1997, the registrant had outstanding 11,313,008 shares of Common Stock.

                                       PART III

     ITEM 11.  EXECUTIVE COMPENSATION.
     --------------------------------

     The following table sets forth the compensation earned by the Company's Chief Executive Officer during fiscal years ended September 30, 1994, 1995 and 1996, and during the short-year ended December 31, 1996. No other executive officer received compensation in excess of $100,000 during any of those periods.

                          SUMMARY COMPENSATION TABLE
                                          Annual Compensation            Long-Term Compensation
                                        -----------------------  ----------------------------------------
                                                                        Awards        Payouts
                                                        Other    -------------------- -------
                                                        Annual   Restricted  Options/           All Other
                                                        Compen-    Stock      SARs     LTIP      Compen-
Name and Principal Position   Year      Salary  Bonus   sation     Awards   (Shares)  Payouts    sation
---------------------------   -----     ------  -----  --------  ----------  ------   -------   ---------
R. Dale Sterritt, Jr.         1996 (1)    -       -    $ 54,750      -          -        -          -
   Chairman of the Board      1996 (2)    -       -    $234,750      -          -        -          -
   and Chief Executive        1995        -       -    $161,575      -          -        -          -
                              1994        -       -    $142,125      -          -        -          -

(1)  Short year October 1 through December 31, 1996
(2)  Fiscal year October 1, 1995 through September 30, 1996.

     The Company does not have any employment agreements with any of the executive officers of the parent company. Beginning January 1, 1997, Mr. R. Dale Sterritt, Jr., Chairman and CEO, began employment with the Company at an annual salary of $240,000.

     Prior to 1997, the compensation paid to executive officers and directors of the parent Company was for services rendered to the Company on a per-diem basis at rates prescribed by the Board: $750 per day for the Chairman, Chief Executive Officer and President; and $400 per day for all other executive officers. By resolution of the Board of Directors, directors are entitled to a fee of $200 per meeting; however, all such fees were waived during fiscal year ended September 30, 1996 and the short year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     On September 20, 1996, the Company entered into an agreement with the 20th Century Group, an entity owned by the Sterritt Family and comprised of Sterritt Properties, Inc. ("SPI"), FIBER-SEAL Services International, Inc. ("FSSI"), 20th Century Partners, Inc. and 20th Century Holdings, Inc. This agreement called for the transfer of certain rights and assets owned by 20th Century Group. The consideration for the transfer was a $1,150,000 note payable. The property transferred consisted of assets related to the FIBER-SEAL business. This included all operations formerly carried out by FSSI, all operations of the Dallas, Texas licensee of FIBER-SEAL and all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL. As a result of this transaction, the Sterritt Family has transferred all of their FIBER-SEAL-related holdings to CICG. The effective date of the agreement was September 30, 1996.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONTINENTAL INVESTMENT CORPORATION

                                    By: /S/ R. Dale Sterritt, Jr.
                                        R. Dale Sterritt, Jr.
                                        Chairman and Chief Executive Officer

Dated:   April  25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Name                                        Date


      /S/ R. Dale Sterritt, Jr.                        April 25, 1996
      R. Dale Sterritt, Jr., Director
      Chairman and Chief Executive Officer


      /S/ Thomas F. Snodgrass                          April 25, 1996
      Thomas F. Snodgrass, Director
      President and Treasurer


      /S/Robert D. Luna                                April 25, 1996
      Robert D. Luna, Director
      and Secretary


      /S/Martin G. Blahitka                            April 25, 1996
      Martin G. Blahitka, Director


      /S/J. B. Morris                                  April 25, 1996
      J. B. Morris, Director