Form 10QSB
period 1997-03-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-05-15
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                        -------------------------------

                                 FORM 10-QSB


(Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                      or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
                 For the transition period from ________ to ________

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

     As of May 15, 1997, the registrant had outstanding 11,412,008 shares of Common Stock.

              Continental Investment Corporation and Subsidiaries

                           FORM 10-QSB REPORT INDEX

                                                                    Page No.
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

     Consolidated Balance Sheets as of  March  31, 1997
       and December 31, 1996 .......................................     3

     Consolidated Statements of Operations
       For the periods ended March 31, 1997 and 1996 ...............     5

     Consolidated Statement of Stockholders' Equity
       Three months ended March 31, 1997 and 1996 ..................     6

     Consolidated Statements of Cash Flows
       Three months ended March 31, 1997 and 1996 ..................     7

     Notes to Consolidated Financial Statements ....................     8


   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................     9


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ........................    11


Signatures .........................................................    12

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

               Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                                   March 31,    December 31,
                                                     1997          1996
                                                  -----------   -----------
                                                  (Unaudited)    (Audited)
                ASSETS

CURRENT ASSETS
  Cash                                            $ 1,048,707    $   841,586
  Note receivable                                   1,359,594      2,380,000
  Accounts receivable                                  21,691         23,679
  Inventories                                          45,783         48,613
  Accrued interest receivable                          32,985         61,142
  Prepaid expenses                                     14,547         33,967
                                                  -----------    -----------
          Total current assets                      2,523,307      3,388,987

PROPERTY AND EQUIPMENT
  Land,  at cost                                    8,564,582      8,564,582
  Fixtures and equipment, net
    of accumulated depreciation of
    $33,246 and $29,960                                43,189         41,813
                                                  -----------    -----------
          Total property and equipment              8,607,771      8,606,395

INTANGIBLES, net of accumulated
  amortization of $35,000 and $17,361                   -0-           17,639
                                                  -----------    -----------
          Total assets                            $11,131,078    $12,013,021
                                                  ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

               Continental Investment Corporation and Subsidiaries

                                                   March 31,    December 31,
                                                     1997          1996
                                                  -----------   -----------
                                                  (Unaudited)    (Audited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                         $    42,783    $   119,496
  Accrued expenses                                       (665)        46,356
  Current portion of long-term note payable               -0-        230,000
                                                  -----------    -----------
          Total current liabilities                    42,118        395,852

LONG-TERM LIABILITIES
  Note payable                                        711,518        920,000
  Deferred income taxes                               747,000        747,000
                                                  -----------    -----------
          Total long term liabilities               1,458,518      1,667,000
                                                  -----------    -----------
          Total liabilities                         1,500,636      2,062,852

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.50 par value;
    25,000,000 shares authorized;
    11,313,008 shares issued and
    outstanding at March 31, 1997
    and December 31, 1996                         $ 2,782,504    $ 2,782,504
  Additional contributed capital                   10,607,444     10,607,444
  Accumulated deficit                              (3,759,506)    (3,439,779)
                                                  -----------    -----------
          Total stockholders' equity                9,630,442      9,950,169

          Total liabilities and
          stockholders' equity                    $11,131,078    $12,013,021
                                                  ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months Ended March 31,
                                (Unaudited)


                                                 1997             1996
                                             -----------       -----------

Revenues                                     $  204,052        $  199,339

Costs and Expenses
  Cost of revenues                               78,729            81,986
  Selling, general and
    administrative expenses                     523,602           375,535
                                             -----------       -----------
          Operating loss                       (398,279)         (258,182)

Other Income (Expense)
  Interest Income                                57,765               -0-
  Interest expense                              (18,353)             (706)
  Miscellaneous income                           39,140               -0-
                                             -----------       -----------
          Loss before income taxes             (319,727)         (258,888)

Income Tax Expense                                  -0-               -0-
                                             -----------       -----------
          NET LOSS                            $(319,727)       $ (258,888)

Per Share Data
  Net loss per common share                       $(.03)            $(.03)
                                             ===========       ===========
  Weighted average number of
    common and common equivalent
    shares outstanding                       11,313,008         9,933,660
                                             ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1997
                                  (Unaudited)

                             Common stock          Common      Additional      Treasury stock
                       -----------------------     stock      contributed     ----------------   Accumulated
                         Shares     Par value     subscribed     capital       Shares   Amount     deficit        Total
                       ----------   ----------    ----------   -----------    --------  ------   ------------   ----------
Balance,
  December 31, 1996    11,313,008   $2,782,504       -0-       $10,607,44        -0-      -0-    $(3,439,779)   $9,950,169

Sale of stock in
  private placement           -0-          -0-       -0-              -0-        -0-      -0-            -0-           -0-

Issuance of stock
  for services                -0-          -0-       -0-              -0-        -0-      -0-            -0-           -0-

Issuance of stock
  for land                    -0-          -0-       -0-              -0-        -0-      -0-            -0-           -0-

Net loss                      -0-          -0-       -0-              -0-        -0-      -0-       (319,727)     (319,727)
                       ----------   ----------   ----------    -----------    --------  -------  -----------    ----------

Balance,
March 31, 1997         11,313,008   $2,782,504       -0-       $10,607,444       -0-      -0-    $(3,759,506)   $9,630,442
                       ==========   ==========   ==========    ===========    ========  =======  ===========    ==========

See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31,
                               (Unaudited)


                                                        1997         1996
                                                     ----------   ---------

Cash flows from operating activities:
  Net Loss                                           $ (319,727)  $(258,888)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization/Depreciation expense                  20,925         583
      Common stock issued for services                      -0-      47,200
      Change in operating assets and liabilities,
        net of effects of recapitalization:
      Other current assets                               19,576      58,649
      Accounts payable, trade                           (76,713)      8,653
      Accrued expenses                                  (47,021)     64,715
      Accrued expenses to related parties                   -0-    (206,971)
      Deferred Rent                                         -0-     (13,251)

            Net cash provided by (used in)
              operating activities                     (402,960)   (299,310)

Cash flows from investing activities:
  Partial repayment of note receivable                1,048,563         -0-
                                                     ----------   ---------
            Net cash provided by
              investing activities                    1,048,563         -0-

Cash flows from financing activities:
  Payment of liabilities                               (438,481)     (8,065)
  Proceeds from sale of stock                               -0-     300,000
                                                     ----------   ---------
            Net cash provided by (used in)
              financing activities                     (438,481)    291,935

Net increase (decrease) in cash                         207,121      (7,375)

Cash, beginning of period                               841,586       3,669
                                                     ----------   ---------
Cash, end of period                                  $1,048,707   $  (3,706)
                                                     ==========   =========

See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31,  1997 and 1996
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Continental Investment Corporation (the "Company" or "CICG") for the short fiscal year ended December 31, 1996, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.


NOTE B - NET LOSS PER COMMON SHARE

  Net loss per common share is based on the weighted average number of outstanding common shares during the period and, if their effect is dilutive, common stock equivalents consisting of stock options.


NOTE C - NEW ACCOUNTING PRONOUNCEMENT

  The FASB has issued Statement of Financing Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations
         ---------------------
Revenues
--------

     Revenues of the Company are currently derived solely from the FIBER-SEAL fabric care and treatment business. Revenues for the quarter ended March 31, 1997 increased $4,713 (2.36%) to $204,052 from $199,339 for the quarter ended March 31, 1996. The increase in revenues was caused by normal periodic business fluctuations. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation during fiscal years 1997 and 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal year 1998. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced.

Cost of Revenues
----------------

     Cost of revenues for the quarter ended March 31, 1997 decreased $3,257 (3.97%) to $78,729 (representing 38.58% of revenues) from $81,986
(representing 41.13% of revenues) for the quarter ended March 31, 1996. The decrease was due to normal periodic variations in the product mix.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------

     Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 1997 increased $148,067 (39.43%) to $523,602 from $375,535 for the quarter ended March 31, 1997. The increase was due to a variety of factors including those related to the development and potential use of the Company's Atlanta property as a waste disposal site (i.e., consulting fees, increased legal fees, increased public relations expenses, and increased travel expenses) and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation, as well as accelerated amortization of intangibles.

Operating Loss
--------------

     Operating loss for the quarter ended March 31, 1997 increased $140,097 (54.26%) to $398,279 from $258,182 for the quarter ended March 31, 1996. This was due to the increase in selling, general and administrative (SG&A) expenses for the quarter ended March 31, 1997 of $148,067 (a 39.43% increase) to $523,602 from $375,535 for the quarter ended March 31, 1996, offset in part by an increase in revenues for the quarter ended March 31, 1997 of $4,713 (a 2.36% increase) to $204,052 from $199,339 for the quarter ended March 31, 1996, and a decrease in cost of revenues for the quarter ended March 31, 1997 of $3,257 (a 3.97% decrease) to $78,729 from $81,986 for the quarter ended March 31, 1996.

Interest Income
---------------

     Interest income was $57,765 for the quarter ended March 31, 1997 as a result of the Company's improved balance sheet as compared with the quarter ended March 31, 1996 (during which quarter there was no interest income).

Interest Expense
----------------

     Interest expense for the quarter ended March 31, 1997 increased by $17,647 to $18,353 from $706 for the quarter ended March 31, 1996. The increase was due to the note payable issued in connection with the September 1996 acquisition of certain additional FIBER-SEAL assets.

Miscellaneous Income
--------------------

     Miscellaneous income for the quarter ended March 31, 1997 of $39,140 primarily consisted of write-offs of certain accounts payable that were settled for less than the amounts listed on the December 31, 1996 balance sheet. There was no miscellaneous income for the quarter ended March 31, 1996.

Net Loss
--------

     The net loss for the quarter ended March 31, 1997 increased $60,839 (23.50%) to $319,727 from $258,888 for the quarter ended March 31, 1996. Such increase was due to the higher selling, general and administrative expenses, offset in part by the increase in revenues and decrease in the cost of revenues.


     Liquidity and Capital Resources
     -------------------------------
Cash
----

     Cash as of March 31, 1997 was $1,048,707, an increase of $207,121 as compared with the cash position of $841,586 at December 31, 1996. Such increase was due to the partial repayment of a note receivable, offset by the quarterly net loss and the paying down of various liabilities.

Working Capital
---------------

     At the end of the quarter ended March 31, 1997, the Company had working capital of $2,481,189 and a current ratio of 59.91 to 1 as compared to working capital of $2,993,135 and a current ratio of 8.56 to 1 at December 31, 1996.

Cash Flows
----------

     Net cash used in operating activities during the quarter ended March 31, 1997 increased $103,650 (34.63%) to $402,960 as compared to $299,310 of net cash used in operating activities during the quarter ended March 31, 1996. Such increase was primarily due to the paying down of accounts payable and accrued expenses and the larger net loss in the quarter ended March 31, 1997.

     Net cash provided by investing activities during the quarter ended
March 31, 1997 resulted from the partial repayment of a note receivable and amounted to $1,048,563. There was no cash provided by investing activities in the quarter ended March 31, 1996.

     Net cash used in financing activities during the quarter ended March 31, 1997 was $438,481 as compared to net cash provided by financing activities of $291,935 during the quarter ended March 31, 1996. Such difference was due primarily due to the paying down of certain liabilities during the 1997 quarter and the absence of any proceeds from sale of stock during the 1997 quarter.

Capital Expenditures
--------------------

     The Company currently has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire real property in the future.

Capital Resources
-----------------

     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and, to a lesser extent, revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company. Because of potential political, legal, bureaucratic, and other possible unforeseen factors unknown to the Company at this time, there can be no assurance that the Company will be able to accomplish any of its goals for the Company's Atlanta property. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

              None

         (b)  Reports on Form 8-K.

              February 27, 1997

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CONTINENTAL INVESTMENT CORPORATION
                                      (Registrant)

                                      By:  /S/ Thomas F. Snodgrass
                                           -----------------------------
                                           Thomas F. Snodgrass
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Offficer)


Date: May 15, 1997