Form 10KSB/A
period 1996-09-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-05-30
CIK 24077

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                        --------------------------------

                                AMENDMENT NO. 1
                                     TO
                                 FORM 10-KSB



     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission File Number 0-3743

                       ----------------------------------

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

                         COMMON STOCK, $0.50 PAR VALUE
                             (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No
                                              ------     -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]


        The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 27, 1996 is approximately $113,378,973 based upon the closing bid price of $21.125 per share as reported for such date by Trading and Market Services of The NASDAQ Stock Market, Inc.

        As of December 27, 1996, the registrant had outstanding 11,313,195 shares of Common Stock.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.


BACKGROUND


        Continental Investment Corporation (the "Company") was incorporated on October 3, 1958, in the State of Georgia, as a real estate investment and development company. In 1965, the Company purchased 133 acres of land (the "Property") located approximately 10 miles southwest of downtown Atlanta, Georgia. From 1966 to 1993, 65 acres of the Property along with mineral rights were leased to a mining and quarrying company. The lease and mineral rights to the Property expired in 1993 and the Company subsequently engaged in reclamation activities in preparation for an alternative use of the Property. During the fiscal year ending ("fiscal") September 30, 1996, the Company purchased an additional 96 acres adjacent to the Property.



        Effective January 5, 1994, in order to diversify the Company's business operations and to provide the Company with operating revenue, the Company acquired all of the capital stock of FIBER-SEAL Holdings, Inc. ("FSH") through the merger of a wholly-owned subsidiary of the Company with and into FSH. During fiscal 1995, all unexploited marketing rights to the intellectual property of the FIBER-SEAL(R) Fabric Care System were transferred to FIBER-SEAL Franchise Corporation ("FSFC"), a wholly-owned subsidiary of the Company which was formed to facilitate the expansion of the FIBER-SEAL business. In September 1996, the Company acquired all of the operating assets and liabilities of FIBER-SEAL of Dallas ("FSD") and FIBER-SEAL SERVICES INTERNATIONAL, INC. ("FSSI") from Sterritt Properties, Inc. ("SPI"), the majority shareholder of the Company, in exchange for a promissory note in the principal amount of $1,150,000. Pursuant to this transaction, the Company acquired all operations of FSSI and FSD, and all trademarks, servicemarks, logos, and tradenames of, or related to, FIBER-SEAL.



        The Company currently is engaged in the business of fabric care and service protection through its FIBER-SEAL subsidiaries and the commercialization and development of the Property.



FIBER-SEAL FABRIC CARE SYSTEM(R)



        Since 1971, FIBER-SEAL Fabric Care System(R) brand services and products have provided customers with cleaning, stain removal and lasting protection for carpets and other fine interior fabric coverings and surfaces and cleaner, newer looking interiors. The products and services are currently being provided in the United States and other countries through FSSI which has licensing agreements with approximately 60 service centers. With over 25 years of continuous operations, the FIBER-SEAL business has established long-term relationships, credibility and brand awareness with architects, interior designers and manufacturers. FIBER-SEAL customers include individual residences, real estate developments, restaurants, offices, and commercial aircraft.



        The Company's current goal is to convert the primary basis by which it conducts its FIBER-SEAL business from licensing to franchising during fiscal 1997 and fiscal 1998. The Company believes that through franchising its FIBER-SEAL revenues can be increased significantly. The Company believes that it will be able to derive greater revenue from initial and periodic franchise payments which will be charged to franchisees in addition to revenue-based royalties as opposed to the revenues derived from its licensees, which historically have been exclusively revenue-based royalty payments. The Company believes it can accomplish this conversion to a franchise-based business without jeopardizing its gross revenues derived from the FIBER-SEAL business. It is the Company's belief that the conversion will not subject the Company to any material adverse risks to its financial position and results of operations. Concurrently, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the United States during fiscal 1998. While the Company believes that FIBER-SEAL revenues can be significantly enhanced through franchising and geographic expansion, there can be no assurance that the Company will be able to accomplish any of these goals.



PROPOSED ATLANTA REGION WASTE MANAGEMENT FACILITY


        In 1994, the Company undertook an analysis of potential uses of the Property. The study concluded that the Property was potentially viable as a multi-use waste disposal, transfer, and management recycling facility. The Company believes that a regional waste management facility is the most beneficial potentially viable use of the Property. According to the National Solid Wastes Management Association, the solid waste industry had estimated revenues of approximately $32 billion in 1994. The Company presently is evaluating the development and commercialization of the Property as an inert waste landfill disposal facility (i.e., one that may accept only wastes that will not, or are not likely to, generate contamination to surrounding soils or groundwater); a municipal solid waste landfill (which can accept any household or commercial waste); and/or a transfer station which is a waste management facility where solid waste is received from collection vehicles and transferred by road or rail to, and compacted in, large, specially designed and constructed trailers for transportation to distant disposal facilities. While the Company hopes to commence waste management operations at the Property during fiscal 1997 or fiscal 1998, there can be no assurance that the Company will be able to do so.



THE ATLANTA PROPERTY


        The Property consists of 229 acres in Fulton County, Georgia, within the Atlanta city limits approximately 10 miles southwest of downtown Atlanta. Fulton County is one of the nine counties that comprise the "Atlanta Region" which includes Fulton (City of Atlanta), Gwinnett, DeKalb, Rockdale, Henry, Clayton, Fayette, Douglas, and Cobb. The Property is effectively at the epicenter of the 9-county region which the Company anticipates would be the primary market for its proposed waste management services.



        The Company anticipates that most local wastes would be transported to the Property by truck or trailer. The strategic location of the Property is particularly important in the Atlanta market where traffic congestion and distance materially impact truck or trailer downtime to and from a landfill facility, which, in turn, affect hauling efficiency and competitive bidding practices. Waste transport beyond 50 miles is generally considered economically unsound. The Property also is particularly well suited to serve as a waste transfer station for transfer of waste outside the nine county region because of its proximity to a railroad line. As part of its effort to develop the Property as a waste management facility, the Company may seek to acquire a rail spur to the Property.


        A section of the westerly portion of the Property underwent granite surface mining from 1966 to

1993. Approximately 20 acres have been excavated to depths in excess of 500 feet (maximum depth of 641 feet). A smaller excavation on the Property has been mined to a depth of approximately 150 feet. Studies obtained by the Company indicate that these excavations are suitable for landfill use. Soil borings evidence significant amounts of overburden that can be used for cover material in landfill operations, as well as large amounts of granite. Granite mining also is being evaluated as a potential source of additional income from the Property. The potential resumption of granite mining represents a possible additional benefit to the Company because it could also increase the landfill capacity of the Property.



MUNICIPAL SOLID WASTE DISPOSAL BUSINESS RISKS


        There are potential, often unforeseeable, business risks and costs to which the Company will be subject in its efforts to establish a solid waste management facility at the Property. Such risk factors include, but are not limited to: a future reduction in the volume of solid waste available for landfill disposal resulting from legislative or regulatory action focused on the reduction of waste volume; public concern regarding the potential for adverse effects on public health, the environment, and land property values attributable to wastes disposed of at landfills; the difficulty of obtaining permits to expand or establish disposal sites and public and private opposition to the location, expansion and operation of landfills; stringent environmental laws and regulations and substantial potential liability for the violation of those laws and regulations; expanding governmental actions attempting to restrict the interstate movement of waste for disposal; costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and long-term care obligations; the obligation to manage any adverse affects on the environment that may materialize at the Property; possible judicial and administrative proceedings regarding alleged adverse environmental and health effects occasioned by landfill operations; and potential regulations requiring a landfill operator to demonstrate financial strength that would enable compliance with prescribed or changing standards and methods of operation, as well as closure and post-closure care requirements.



        Although environmental impairment liability insurance which provides coverage against clean-up costs and bodily injury to non-employees and property damage caused by off-site pollution emanating from a landfill is available, the Company may be unable to obtain, or decide to operate without, such insurance. In that event, a partially or completely uninsured claim against the Company, if successfully prosecuted and of sufficient magnitude, could have a material adverse effect upon the Company's business or financial condition. The lack of insurance could impair the Company's ability to secure future contracts which may be conditioned upon the availability of adequate insurance coverage.



        Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. The Company could be required to demonstrate satisfactory financial assurances to secure its closure and post-closure care obligations with respect to each landfill cell, some of which may be in the form of a surety bond or letter of credit. If the Company is unable to obtain surety bonds or letters or credit in sufficient amounts or at acceptable rates, it may be precluded from entering into disposal contracts or obtaining or retaining landfill operating permits.



ENVIRONMENTAL AND OTHER REGULATIONS

        Authority to issue Georgia permits for construction and operation of municipal solid waste landfills, provided they are issued subject to facility compliance with Subtitle D of The Federal Resource

Conservation and Recovery Act of 1976 (the "RCRA"), rests with the Environmental Protection Division of the State of Georgia Department of Natural Resources (the "EPD"). The Company intends to prepare an application pursuant to the requirements of the EPD in order to demonstrate facility compliance with RCRA, Subtitle D requirements. Locally, the City of Atlanta will be requested to issue a Special Use Permit granting the Company authority to operate a landfill on the Property.



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



        The Company will be subject to comprehensive federal, state and local environmental, health and safety laws and regulations. These regulations are administered by various federal, state and local environmental, zoning, health and safety agencies. All of these agencies are empowered to monitor Company compliance with such laws and regulations through periodic and unannounced inspections.



        Operation of the proposed landfill will require that significant costs be incurred relating to liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and post-closure care obligations. These costs may adversely impact the profitability of the Company's proposed waste management operations by increasing construction and operation costs. The Company will require substantial additional financing to develop the Property, and there can be no assurance that such financing will be available.


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


        Recycling and other waste minimization efforts can be expected to reduce waste generation rates not only as more recyclables are regulated, but as manufacturers take more responsibility for the recyclability of packaging. Recycling regulations and procurement requirements for recycled goods will continue to create business opportunities in recycling while simultaneously diminishing the volume of waste available for disposal in landfills.



        The waste disposal industry is subject to extensive and evolving environmental laws and regulations that have been enacted in response to technical advances and the public's increased concern over environmental issues. These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state and local environmental, health and safety agencies. The Company believes that there will be increased regulation and legislation related to the solid waste collection and disposal industry.



        In order to operate a landfill or transfer station, the Company typically will have to undergo several governmental review processes and obtain one or more operating permits and often zoning and other land use approvals. These permits and zoning or land use approvals are difficult, time consuming and expensive to obtain and are usually opposed by various local elected officials and citizens' groups. There can be no assurance that the Company will be able to obtain any permit necessary to its proposed waste management operations.

        The Company's proposed waste management business would subject it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and could give rise to increased costs for monitoring and corrective measures. In connection with any possible acquisition of existing landfills which the Company may undertake in the future, it often will be necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities enforce compliance with these laws and regulations and are able to obtain injunctions or impose civil or criminal penalties in case of violations. The Company's proposed waste management operations will be subject to regulation, principally under the following federal statutes:


        THE SOLID WASTE DISPOSAL ACT ("SWDA"), AS AMENDED BY THE
        RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, AS AMENDED ("RCRA")


        The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous wastes. It also requires states to develop programs to ensure the safe disposal of solid wastes in landfills.



        Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions. In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards, many of which have not commonly been in place or enforced at landfills. All Subtitle D regulations are in effect, except for financial responsibility requirements, which were to take effect in April 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation. Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. The Company could incur significant costs in complying with such regulations.


    THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972 ("THE CLEAN WATER ACT")


        The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, groundwater or other surface or subsurface waters. If runoff from the Company's proposed waste management facility is discharged into surface waters, the Clean Water Act would require the Company to apply for, and obtain, a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company will work with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. In addition, where development may alter or affect "wetlands," a permit must be obtained before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites. The Clean Water Act provides for civil, criminal and administrative penalties for violations of specified sections of the Clean Water Act.



        THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980, AS AMENDED ("CERCLA")



        CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such programs is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the land, former owners and operators of the land at the time of the disposal of the hazardous substances, the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be a responsible party for a CERCLA cleanup, the Company could be held completely responsible for all investigative and remedial costs even if others also are liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if passed it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if hazardous substances that were released and caused the need for cleanup at the Company's proposed landfill were generated by or transported to the landfill by a municipality. Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect the Company's proposed waste management business.

        THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970 (THE "OSHA ACT")


        The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's proposed waste management operations.

        THE CLEAN AIR ACT

        The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA proposed a New Source Performance Standard and Emission Guidelines for municipal solid waste landfills. Current regulations impose limits on air emissions from municipal solid waste landfills. The New Source Performance Standard will apply to all municipal solid waste landfills that commence construction after the date of the proposal. The Emission Guidelines are a set of standards that must be adopted by the states and will apply to all municipal solid waste landfills that received waste after November 8, 1987. The EPA also may issue regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations. Atlanta has been designated as a serious nonattainment area for ozone. As a result, the Company's proposed waste management facility will be required to comply with more stringent standards than landfills in attainment areas.


        STATE AND LOCAL REGULATION


        Each state in which the Company may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, siting, design, operation, maintenance, closure and post-closure of landfills and transfer stations. There also has been an increasing trend in various states seeking to regulate the disposal of out-of-state waste in their landfills. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have been adopted by many states and are also under consideration by Congress and the EPA.



        The Company's potential collection and landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida, Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills, through waste planning, composting and recycling or other programs, within the next few years. A number of states have taken, or are considering, steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and "white goods", such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to, and disposal in, landfills could affect adversely the Company's ability to operate its proposed waste management facility at full capacity.

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


        The permits or other land use approvals with respect to a landfill, as well as state or local regulations may (i) restrict a landfill to accepting waste that originates from a specified geographic area, (ii) specify the quantity of waste that may be accepted at a landfill during a given time period and/or (iii) specify the types of waste that may be accepted at the landfill.



        Proposed Atlanta municipal solid waste landfills must file for a Special Use Permit ("SUP") with the City of Atlanta, and a Permit to Construct and Operate a Landfill ("PCO") with the EPD. Notice of such applications must be filed with counties lying contiguous to the county within which the Property is located. These permits, if granted, would give the Company authority to accept municipal solid waste as well as inert waste, and construction and demolition debris. Upon filing these permit applications, opposition may arise from city of Atlanta and surrounding county residents regarding environmental and quality of life issues. It is anticipated that the city of Atlanta may impose operating protocols on which the SUP permits are contingent. Once in operation, both the city and state may inspect the Property, without notification to the operator, to investigate regulatory and permit compliance. Compliance issues covered in the required permits include liner installation, leachate collection system installation, periodic cover requirements and groundwater monitoring systems. Landfill operators may also petition the various permitting authorities, provided that there is sufficient justification, for regulatory variances that eliminate or reduce some requirements outlined in the petitions. In the case of the Property, this would include petitioning to diminish/lessen the liner requirement, as based on water levels, there will be little or no groundwater seepage/contamination. Although a variance would significantly reduce costs associated with the construction of a landfill, there can be no assurance that the Company would be able to obtain a variance for its proposed waste management facility.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS


        This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to inform its shareholders and the public about the Company's operations, may, from time-to-time, issue certain oral or written statements containing Forward-Looking Statements. Although the Company intends that any such Forward Looking Statements will be based upon reasonable expectations, it can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies possible future acquisitions and projected or anticipated benefits from acquisitions made or proposed to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one or a combination of which could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.



        Competition: The waste management business and the fabric care business are both highly competitive and require substantial amounts of capital. If permitted and operational, the Company's proposed waste management facility would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.



        Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's $.50 par value common stock (the "Common Stock") and the revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have been inadequate to fund the operations of the Company. The Company raised $5,500,000 through the sale of the Common Stock in private placements and pursuant to the exercise of outstanding options during fiscal 1996. If the Company is unable to obtain adequate funds from operating revenues, sales of the Common Stock or through alternative financing arrangements, it may be necessary to delay the development of the Property as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Property, including re-opening the Property as a granite quarry, and/or using the Property for the disposal of inert debris and/or the storage of recyclable materials. Because of potential political, legal, and other unforeseeable factors, there can be no assurance that the Company will be able to accomplish any of its goals for the Property.



        Economic Conditions: As with any business, the Company's fabric care and potential waste management business will be affected by general economic conditions.



        Dependence on Senior Management: The Company is highly dependent upon its senior management. In addition, as the Company continues to grow, its requirements for operations management with franchising and waste management industry experience also will increase. The future availability of such experienced management cannot be predicted. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.



        Influence of Government Regulation: The Company's proposed waste management operations will be subject to, and substantially affected by, extensive federal, state and local laws, regulations, orders and permitting procedures, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on, or the banning of, disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.



        Potential Environmental Liability: The Company may incur liabilities, some of which could be substantial, for damage to, or the deterioration of the environment as a result of its proposed waste management operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the possible unavailability or limited nature of insurance coverage for environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

INFLATION AND PREVAILING ECONOMIC CONDITIONS


        To date, inflation has not had a significant impact on the Company's operations. The Company is unable to determine the future impact of a sustained economic slowdown other than that a general decline in economic conditions could have a corresponding adverse effect on the Company's results of operations.


EMPLOYEES


        As of December 27, 1996, the Company employed 14 people, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.



ITEM 2.  DESCRIPTION OF PROPERTY.



        The principal fixed asset of the Company is the Property and 283.5 acres of real estate located approximately 50 miles from Dallas in Ellis County, Texas. The Texas property is held for future development or resale. The Company has no timetable for such development or resale.


        The Company leases approximately 8,481 square feet of office and warehouse space in Dallas, Texas.


ITEM 3.  LEGAL PROCEEDINGS.



Sterritt Properties, Inc. v. Raymond Donner, et al, District Court of Dallas County Texas. On September 19, 1996 Sterritt Properties, Inc., the majority shareholder of the Company, filed an Original Petition and Application For Temporary Restraining Order and Temporary Injunction (the "Petition") against Raymond Donner, Ronnie Davidson, Richard Jepson Egglishaw, Business Ventures, Inc. ("BVI"), Hilvick Investments Limited and Strachens Management Services, Ltd. The Petition, as amended, alleges that the defendants breached a contract with the plaintiff and committed fraud in connection with a transaction whereby the plaintiff transferred to BVI an $800,000 promissory note from the Company which was convertible into 1,600,000 shares of the Company's Common Stock. The note subsequently was converted by BVI and 1,600,000 shares (the "Disputed Shares") of the Common Stock were issued to BVI. The Petition, as amended, seeks recision, monetary and injunctive relief against the defendants other than the Company, and that the Company be enjoined from transferring the Disputed Shares and ordered to cancel the Disputed Shares. On October 14,1996 the District Court of Dallas entered an Agreed Temporary Injunction enjoining the sale transfer or assignment of any of the Company's Common Stock held directly or indirectly by any of the defendants. On November 22, 1996 the Company was named as a defendant to this action in order that it would be bound by any order of the District Court concerning the ultimate disposition of the Disputed Shares. The Company is not alleged to have breached any contract with, or to have participated in any fraud against, the plaintiff. Thus far, the Company has not taken a position on the substantive allegations of the Petition. As and if necessitated by the development of the facts underlying this dispute, the Company will take any action against any party it deems necessary and appropriate to protect its interests and those of its shareholders. The Company will comply with any final orders of the District Court (or any appropriate appellate court) concerning the Disputed Shares.



        The Company also is currently a party to routine litigation incidental to its business. Based upon the scope and magnitude of these actions, the Company does not believe these claims, if determined adversely to the Company, would have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.



        The Common Stock is registered with the United States Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934 but is not quoted on a national or regional securities exchange or on the National Association of Securities Dealers, Inc. Automated Quotation System. The Common Stock is traded on the Over-the-Counter Bulletin Board.




        The following table sets forth the quarterly high and low closing bid prices per share for the Common Stock for the periods indicated. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                           YEAR ENDED                       YEAR ENDED
                       SEPTEMBER 30, 1996              SEPTEMBER 30, 1995
                       ------------------              ------------------
                        HIGH       LOW                   HIGH       LOW
                        ----       ---                   ----       ---
       4TH QUARTER     $30.50    $16.50                 $6.00      $4.00
       3RD QUARTER     $26.00     $3.50                 $6.25      $2.88
       2ND QUARTER      $5.00     $4.13                 $5.63      $2.88
       1ST QUARTER      $5.13     $4.00                 $6.00      $4.00



        There were 1,222 holders of record of the Common Stock as of December 27, 1996. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company did not declare any dividends on its Common Stock during fiscal 1995 or fiscal 1996. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.



ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS


REVENUES



Revenues of the Company are currently derived solely from the FIBER-SEAL fabric care and treatment business. Revenues for fiscal 1996 decreased $84,050 (9.31%) to $818,978 from $903,028 in fiscal 1995. Such decrease was due to a $30,002 non-recurring sale of mined rock from the Atlanta quarry site in fiscal 1995, and a $54,048 decline in revenue from FIBER-SEAL. The decline in FIBER-SEAL revenues was caused primarily by normal periodic business fluctuations and, to a lesser extent, disruptions resulting from management changes at FIBER-SEAL. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation during fiscal 1997 and fiscal 1998. It is the Company's opinion that the conversion will not result in the creation of any material risks that could potentially have an adverse impact upon the Company's financial condition and results of operations.

Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U.S. during fiscal 1998. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced.



COST OF REVENUES



Cost of revenues for fiscal 1996 decreased $41,980 (10.21%) to $369,435 from $411,415 in fiscal 1995 as a result normal periodic business fluctuations. Cost of revenues for fiscal 1996 was 45.11% as compared to 45.56 % in fiscal 1995.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



Selling, general and administrative expenses (SG&A) for fiscal 1996 increased $307,599 (29.26%) to $1,358,719 from $1,051,120 in fiscal 1995. The increase was due to a variety of factors related to the development and potential use of the Property as a waste management site, including consulting fees, increased legal fees, increased public relations expenses, and increased travel expenses. Additional SG&A expenses for FIBER-SEAL were due primarily to expenses related to the development of a plan to begin conversion from a licensing-based to a franchise-based operation.



OPERATING LOSS



Operating loss for fiscal 1996 increased $349,669 ( 62.49%) to $909,176 from $559,507 in fiscal 1995. This was due to the decrease in revenues in fiscal 1996 of $84,050 (a 9.31% decrease) to $818,978 from $903,028 in fiscal 1995 and the increase in expenses for fiscal 1996 of $307,599 (a 29.26% increase) to $1,358,719 from $1,051,120 in fiscal 1995. This was offset in part by the decrease in cost of revenues for fiscal 1996 of $41,980 (a 10.21% decrease) to $369,435 from $411,415 in fiscal 1995.



INTEREST INCOME



Interest income was $8,946 in fiscal 1996. There was no interest income in fiscal 1995.



INTEREST EXPENSE



Interest expense in fiscal 1996 increased by $3,462 (3.64%) to $ 98,564 from $95,102 in fiscal 1995.



LOSS BEFORE INCOME TAXES



The loss before income taxes for fiscal 1996 increased $344,185 ( 52.58%) to $998,794 from $654,609 in fiscal 1995.



DEFERRED INCOME TAX EXPENSE



In fiscal 1996 there was no deferred income tax expense. For fiscal 1995, the Company had a deferred income tax expense of $1,321.

EXTRAORDINARY CREDIT - GAIN ON DEBT FORGIVENESS



In fiscal 1996 there were no extraordinary credits as compared to fiscal 1995 which had an extraordinary credit of $39,246 due to a gain on debt forgiveness from a legal settlement.



NET LOSS



The net loss for fiscal 1996 increased $382,110 (61.96%) to $998,794 from $616,684 in fiscal 1995. Such increase was due primarily to the lower revenues and higher SG&A expenses, which were offset in part by the lower cost of revenues.



If the Company is unable to obtain adequate funds from operations, the sale of the Common Stock or alternative financing arrangements, it may be necessary to delay the development of the Property as a municipal waste management facility. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Property, which include possibly re-opening the Property as a granite quarry, and/or using the Property for the disposal of inert debris and/or the storage of recyclable materials. There can be no assurance that the Company will be able to accomplish any of its goals for the Property.



LIQUIDITY AND CAPITAL RESERVES



CASH



Cash at September 30,1996 was $2,763,129, an increase of $2,744,964 as compared with the cash position of $18,165 at September 30, 1995. Such increase was due to capital raised by the sale of Common Stock in private placements and pursuant to the exercise of outstanding options.



WORKING CAPITAL



At the end of fiscal 1996 the Company had working capital of $3,224,268 and a current ratio of 7.8 to 1 as compared to a working capital deficit of $615,301 and a current ratio of .03 to 1 at the end of fiscal 1995.



CASH FLOWS



Net cash used in operating activities during fiscal 1996 increased $832,165 (238.44%) to $1,181,166 as compared with the $349,001 of net cash used in operating activities during fiscal 1995. Such increase was primarily due to payment of accrued expenses, prepaid expenses and accounts payable.



Net cash used in investing activities during fiscal 1996 increased $1,564,397 to $1,573,870 from $9,473 in fiscal 1995. Such increase was due to the issuance of a note receivable and purchases of property.



Net cash provided by financing activities during fiscal 1996 increased $5,125,576 (1,368.92%) to $5,500,000 from $374,424 in fiscal 1995. Such increase was due to the sale of Common Stock in private placements and pursuant to the exercise of outstanding options.

CAPITAL EXPENDITURES



The Company has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire real property in the future.



DILUTION



During fiscal 1996 the Company sold Common Stock in private placements, pursuant to the exercise of outstanding options and in consideration for services rendered or for real property acquired by the Company. The shares of the Common Stock sold during fiscal 1996 for these purposes constituted approximately 27.3% of the shares of Common Stock outstanding at the close of fiscal 1995, and, in the aggregate, diluted the ownership interest of the Company's shareholders as of the close of fiscal 1995. Any future issuances of the Common Stock, whether for cash, as consideration for the Company's property or services, or otherwise will dilute the ownership interest of the Company's existing shareholders.



CAPITAL RESOURCES



The primary source of capital during fiscal 1996 was derived from the sale of Common Stock in private placements and pursuant to the exercise of outstanding options. Capital resources continue to be utilized primarily to (i) fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Property as a waste management facility and (ii) to acquire additional land adjacent to the Property. The Company invested $5,352,691 during fiscal 1996 in additional land adjacent to the Property in Atlanta. None of the Company's real estate holdings are encumbered by any debt.



In order to satisfy the liquidity needs of the Company for fiscal 1997, the Company will be dependent primarily upon proceeds from the sale of the Company's stock and revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company. The Company raised approximately $5,500,000 through the sale of Common Stock in private placements and pursuant to the exercise of outstanding options during fiscal 1996.



Historically, the Company has issued shares of the Common Stock as consideration for obligations, and expects to continue to do so in connection with the acquisition of services, satisfaction of indebtedness and/or for acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.


                        INDEX TO FINANCIAL STATEMENTS




                                                                           PAGE

Report of Independent Certified Public Accountants ........................ F-1

Consolidated Balance Sheet as of
   September 30, 1996 ..................................................... F-2

Consolidated Statements of Operations for the years ended
   September 30, 1996 and 1995 ............................................ F-3

Consolidated Statement of Stockholders' Equity
   for the years ended September 30, 1996
   and 1995 ............................................................... F-4

Consolidated Statements of Cash Flows
   for the years ended September 30, 1996
   and 1995 ............................................................... F-5

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



/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Dallas, Texas
November 27, 1996

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 1996


                  ASSETS

CURRENT ASSETS
   Cash                                                                                                 $ 2,763,129
   Note receivable                                                                                          880,000
   Accounts receivable                                                                                       12,832
   Inventories                                                                                               42,491
                                                                                                         ----------
      Total current assets                                                                                3,698,452

PROPERTY, at cost                                                                                         8,564,582

OTHER ASSETS
   Intangibles, net of accumulated amortization of $8,361                                                    26,639
   Other                                                                                                     33,424
                                                                                                         ----------

                Total assets                                                                            $12,323,097
                                                                                                         ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                                                             $   161,185
   Accrued expenses                                                                                          15,000
   Amounts due to related parties                                                                            67,999
   Current portion of long-term note payable                                                                230,000
                                                                                                         ----------

                Total current liabilities                                                                   474,184

LONG-TERM LIABILITIES
   Note payable                                                                                             920,000
   Deferred income taxes                                                                                    747,000
                                                                                                         ----------
                                                                                                          1,667,000
                                                                                                         ----------

                Total liabilities                                                                         2,141,184

COMMITMENTS                                                                                                      -

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                                            -
   Common stock, $.50 par value; 25,000,000 shares authorized;
      11,310,058 issued and outstanding                                                                   2,781,029
   Additional contributed capital                                                                        10,569,794
   Accumulated deficit                                                                                   (3,168,910)
                                                                                                         ----------

                Total stockholders' equity                                                               10,181,913
                                                                                                         ----------

                Total liabilities and stockholders' equity                                              $12,323,097
                                                                                                         ==========




         The accompanying notes are an integral part of this statement.

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended September 30,





                                                                      1996                      1995
                                                                  -----------                ----------
Revenues                                                         $    818,978               $   903,028

Costs and expenses
   Cost of revenues                                                   369,435                   411,415
   Selling, general and administrative expenses                     1,358,719                 1,051,120
                                                                  -----------                ----------
                                                                    1,728,154                 1,462,535
                                                                  -----------                ----------

                Operating loss                                       (909,176)                 (559,507)

Other income (expense)
   Interest income                                                      8,946                         -
   Interest expense                                                   (98,564)                  (95,102)
                                                                  -----------                ----------
                                                                      (89,618)                  (95,102)
                                                                  -----------                ----------

                Loss before income taxes                             (998,794)                 (654,609)

Deferred income tax expense                                                -                      1,321
                                                                  -----------                ----------

                Loss before extraordinary credit                     (998,794)                 (655,930)

Extraordinary credit - gain on debt forgiveness                            -                     39,246
                                                                  -----------                ----------

          NET LOSS                                                  $(998,794)               $ (616,684)
                                                                  ===========                ==========

Per share data
   Loss before extraordinary credit per common share                    $(.10)                    $(.08)
                                                                         ====                      ====

   Loss per common share                                                $(.10)                   $ (.08)
                                                                         ====                     =====

   Weighted average number of common and common
      equivalent shares outstanding                                 9,746,092                 8,181,482
                                                                  ===========                ==========



         The accompanying notes are an integral part of this statement.

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Year ended September 30, 1996 and 1995




                                                                  Common stock             Additional
                                                           -------------------------       contributed
                                                             Shares       Par value          capital
                                                           ----------    -----------       ------------
Balances at October 1, 1994 - as previously reported        7,027,327     $  639,664      $   238,930

Accumulated deficit of acquired businesses                         -              -                -
Distribution to stockholder                                        -              -                -
                                                            ---------      ---------        ---------

Balances at October 1, 1994 - as restated                   7,027,327        639,664          238,930

Conversion of debt to stock                                 1,600,000        800,000              100
Sale of stock in private placement                             80,000         40,000          360,000
Purchase of land for stock                                    150,000         75,000          675,000
Issuance of stock for services                                 16,200          8,100           77,899
Stock issued for debt forgiveness                              10,000          5,000           45,000
Net loss                                                           -              -                -
                                                            ---------      ---------        ---------

Balances at September 30, 1995                              8,883,527      1,567,764        1,396,929

Retirement of treasury stock                                   (7,209)        (3,604)         (23,167)
Sale of stock in private placement                            955,000        477,500        5,022,500
Issuance of stock for services                                 50,800         25,400          228,680
Issuance of stock for land                                  1,427,940        713,969        3,944,852
Net loss                                                           -              -                -
                                                           ----------      ---------        ---------

Balances at September 30, 1996                             11,310,058     $2,781,029      $10,569,794
                                                           ==========      =========       ==========





                                                                   Treasury stock
                                                               ----------------------             Accumulated
                                                               Shares          Amount               deficit               Total
                                                               ------          ------             ------------          ----------
Balances at October 1, 1994 - as previously reported            7,209         $(26,771)           $  (387,827)         $   463,996

Accumulated deficit of acquired businesses                         -                -                (188,731)            (188,731)
Distribution to stockholder                                        -                -                (976,874)            (976,874)
                                                               ------          -------             ----------           ----------

Balances at October 1, 1994 - as restated                       7,209          (26,771)            (1,553,432)            (701,609)

Conversion of debt to stock                                        -                -                      -               800,100
Sale of stock in private placement                                 -                -                      -               400,000
Purchase of land for stock                                         -                -                      -               750,000
Issuance of stock for services                                     -                -                      -                85,999
Stock issued for debt forgiveness                                  -                -                      -                50,000
Net loss                                                           -                -                (616,684)            (616,684)
                                                               ------          -------             ----------           ----------

Balances at September 30, 1995                                  7,209          (26,771)            (2,170,116)             767,806

Retirement of treasury stock                                   (7,209)          26,771                     -                    -
Sale of stock in private placement                                 -                -                      -             5,500,000
Issuance of stock for services                                     -                -                      -               254,080
Issuance of stock for land                                         -                -                      -             4,658,821
Net loss                                                           -                -                (998,794)            (998,794)
                                                               ------          -------             ----------           ----------

Balances at September 30, 1996                                     -        $       -             $(3,168,910)         $10,181,913
                                                               ======          =======             ==========           ==========




         The accompanying notes are an integral part of this statement.

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,




                                                                                        1996                  1995
                                                                                     ----------             ---------
Cash flows from operating activities:
   Net loss                                                                         $  (998,794)            $(616,864)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Amortization and depreciation expense                                           2,333                 2,334
          Common stock issued as consideration for services                             254,080                85,999
          Imputed interest on note payable                                               90,092                83,034
          Deferred income taxes                                                              -                  1,321
          Change in operating assets and liabilities
             Accounts receivable - trade                                                (12,832)                   -
             Other current assets                                                       (67,711)              (24,792)
             Accounts payable - trade                                                   (39,264)               58,760
             Accrued expenses                                                           (67,091)               48,705
             Income taxes payable                                                            -                (23,921)
             Accrued expenses to related parties                                       (274,106)              165,908
             Deferred rent                                                                   -                 (8,807)
             Other                                                                      (67,873)             (120,678)
                                                                                     ----------             ---------

                Net cash used in operating activities                                (1,181,166)             (349,001)

Cash flows from investing activities:
   Issuance of note receivable                                                         (880,000)                   -
   Purchases of property                                                               (693,870)               (9,473)
                                                                                     ----------             ---------

                Net cash used in investing activities                                (1,573,870)               (9,473)

Cash flows from financing activities:
   Proceeds from sale of stock                                                        5,500,000               400,000
   Debt repayments                                                                           -                (25,676)
   Other                                                                                     -                    100
                                                                                     ----------             ---------

                Net cash provided by financing activities                             5,500,000               374,424
                                                                                     ----------             ---------

Increase in cash                                                                      2,744,964                15,950

Cash at beginning of year                                                                18,165                 2,215
                                                                                     ----------             ---------

Cash at end of year                                                                 $ 2,763,129             $  18,165
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

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

                    Years ended September 30, 1996 and 1995




During fiscal year ending September 30, 1995, liabilities were settled and land was purchased in exchange for stock as follows:

       - $800,000 debt retired in exchange for 1,600,000 shares of common stock.

       - $75,675 note payable retired for cash of $25,675 and 10,000 shares of common stock.

       - Land was acquired for 150,000 shares of common stock valued at $750,000.

During fiscal year ending September 30, 1996, liabilities were settled and land was purchased in exchange for stock as follows:

       - Land was acquired by issuing 1,427,940 shares of common stock valued at $4,658,821 and cash of $693,870, for a total purchase price of approximately $5,352,691.





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

   Reclassifications

   Certain 1995 balances have been reclassified to conform to the 1996 presentations.

   Intangibles

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

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 1996 and 1995



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

   Net sales and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                                                                                  Imputed
                                            CICG          FSD          FSSI     Eliminations      interest          Combined
                                       -------------  -----------    --------   ------------    -------------     -------------
   Year ended September 30, 1996
      Revenues                        $      60,000     $247,606     $539,381    $(28,009)     $          -        $   818,978
      Net earnings (loss)                (1,040,199)        (311)     137,187      (5,379)           (90,092)         (998,794)

   Year ended September 30, 1995
      Revenues                         $    134,002     $326,683     $491,262    $(48,919)     $         -         $   903,028
      Net earnings (loss)                  (654,508)      23,112       97,746          -             (83,034)         (616,684)


NOTE C - NOTE RECEIVABLE

   The note receivable bears interest at 10% and is due in two installments in January and May 1997. The note receivable is collateralized by 150,000 shares of common stock of the Company.


NOTE D - PROPERTY

   The Company's property consists of the following at September 30, 1996:

      229 acres in Atlanta, Georgia
          Former Granite Quarry                                                                  $   564,222
          Unimproved land                                                                          7,135,360
                                                                                                   ---------
                                                                                                   7,699,582
      253.5 acres, Ellis County, Texas
          Unimproved land                                                                            750,000

      30 acres, Ellis County, Texas
          Unimproved land                                                                            115,000
                                                                                                   ---------

                                                                                                  $8,564,582
                                                                                                   =========

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 1996 and 1995



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

   Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:

                                                                                      Year ended September 30,
                                                                                  ------------------------------
                                                                                     1996               1995
                                                                                  ----------        ------------
      Tax benefit at statutory rate                                               $(340,000)          $(223,000)
      Change in valuation allowance                                                 307,000             223,000
      Other                                                                          33,000               1,321
                                                                                   --------            --------

                                                                                  $     -             $   1,321
                                                                                   ========            ========

  Consolidated deferred tax assets and liabilities consist of the following at September 30, 1996:


      Deferred tax assets
          Net operating loss and capital loss carryforwards                                        $  1,300,000
          Valuation allowance                                                                        (1,300,000)
                                                                                                    -----------
                                                                                                             -
      Deferred tax liabilities
          Property                                                                                      747,000
                                                                                                    -----------

             Net deferred tax liability                                                            $    747,000
                                                                                                    ===========

   At September 30, 1996, the Company had capital and net operating loss carryforwards for Federal tax purposes expiring as follows:

                                                                                    Year of
                                                                                   expiration         Amount
                                                                                   -----------      ----------
      Capital losses                                                                  2006         $   313,568
                                                                                                    ==========

      Net operating loss carryforwards                                                2005         $   245,018
                                                                                      2006             286,359
                                                                                      2007             682,391
                                                                                      2008             152,727
                                                                                      2009             710,373
                                                                                      2010             644,163
                                                                                      2011             902,484
                                                                                                     ---------

                                                                                                   $ 3,623,515
                                                                                                     =========

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 1996 and 1995



NOTE G - NOTE PAYABLE

   The note payable bears interest at 8.5% and is due in annual installments of $230,000 commencing on January 15, 1997, with interest due quarterly. The future minimum payments under this long-term note at September 30, 1996 are as follows:

                1998                                                               $230,000
                1999                                                                230,000
                2000                                                                230,000
                2001                                                                230,000
                                                                                    -------

                                                                                   $920,000
                                                                                    =======


NOTE H - LEASES

   The Company leases office and warehouse space under an agreement expiring in 1999. This lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under the noncancellable lease at September 30, 1996, are as follows:

         Year ending
        September 30,
        -------------
             1997                                                   $  36,044
             1998                                                      36,044
             1999                                                      36,044
                                                                     --------

                                                                    $ 108,132
                                                                     ========


NOTE I - COMMON STOCK AND STOCK OPTIONS

   Common stock is stated at the lower of par value or consideration received, as permitted by state law. In 1996, the Company granted options to purchase 3,622,500 shares of its common stock primarily in conjunction with sales of its common stock. The options vest immediately and are exercisable over periods ranging from one to five years at prices equal to or in excess of the fair value of the common stock at the date of grant.

   The following information relates to stock options.

                                                                                    Number of
                                                                                      shares       Option price
                                                                                    ----------    --------------
      Options outstanding - October 1, 1994                                            144,000    $5.00 - $18.00
          Granted during the year                                                      210,000    $4.25 -  $5.00
                                                                                     ---------

      Options outstanding - September 30, 1995                                         354,000    $4.25 - $18.00
          Granted during the period                                                  3,622,500    $4.00 - $35.00
          Exercised during the year                                                   (462,500)   $4.00 - $10.00
                                                                                     ---------

      Options outstanding - September 30, 1996                                       3,404,000    $4.00 - $35.00
                                                                                     =========

      Options exercisable - September 30, 1996                                       3,404,000    $4.00 - $35.00
                                                                                     =========

              CONTINENTAL INVESTMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 1996 and 1995



NOTE J - SEGMENTS

   The Company operates in two principal segments: property development, primarily its potential landfill site in Atlanta, Georgia, and its Fiber-Seal fabric care and surface protection business.

                                         Property            Fabric
      September 30, 1996                Development           Care           Corporate      Consolidated
      ------------------                -----------       ------------       ----------     ------------
      Revenues                          $        -         $ 818,978        $      -      $     818,978
      Operating profit (loss)            (1,014,144)          15,760             (410)         (998,794)
      Identifiable assets                12,229,202           93,895               -         12,323,097
      Depreciation  and amortization            -             13,284               -             13,284
      Capital expenditures                  693,870              -                 -            693,870

      September 30, 1995
      ------------------

      Revenues                         $     30,002         $873,026        $      -      $     903,028
      Operating profit (loss)              (379,255)         103,100         (378,454)         (654,609)
      Identifiable assets                 3,282,321           25,814               -          3,308,135
      Depreciation and amortization             -              2,334               -              2,334
      Capital expenditures                    9,473              -                 -              9,473


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.



EXECUTIVE OFFICERS OF THE REGISTRANT


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


        R. DALE STERRITT, JR. has served as Chairman, CEO and a Director of the Company since July 1, 1991. From 1980 to the present he has served as Chairman of the Board of Sterritt Energy, Inc., a company involved in oil and gas production and as President of Sterritt Investments, Inc., an investment company. During the past five years, he also has been actively involved in mergers and acquisitions. From 1980 to 1986, he was Chairman of the Board of Auburn-Sterritt Partners, a real-estate company involved in the acquisition, development and management of shopping centers, apartments, and office buildings within the sunbelt area. From 1978 to 1980, he was vice president of acquisitions for the Robert A. McNeil Corporation, a real estate investment and management group. In addition, Mr. Sterritt has served on the boards of various manufacturing, service and distribution companies.



        THOMAS F. SNODGRASS has served as a Director, President and Treasurer of the Company since July 1991. From March 1990 to July 1992 he also served as President of Thermal Corporation; from June 1, 1987 to December 31, 1989 as Chief Financial Officer of Republic Gypsum; and as Executive Vice President of M-X Oil and Gas Corporation from January 1, 1982 to May 31, 1987. Mr. Snodgrass has a background in accounting and finance.



        MARTIN G. BLAHITKA has served as a director of the Company since September 7, 1993. From 1989 to the present, he served as Vice President of Rescue Capital Corporation, which specializes in providing transitional management supervision and/or financial restructuring to troubled companies. From 1989 to 1991 he was Vice President of Operations for Legal Econometrics, Inc., a crisis management firm.


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



        J. B. MORRIS has served as a Director since April 1990. Mr. Morris has been a private investor for more than the past five years.


KEY SUBSIDIARY EXECUTIVE


        STEVEN A. LYTLE, in October 1996, was named Executive Vice President and Chief Operating Officer of a wholly-owned subsidiary, Continental Technologies Corporation, a Georgia corporation based in Atlanta. He will direct the development of the Company's proposed solid waste disposal and hauling operations. Mr. Lytle, 43, has 11 years experience in the solid waste industry, including extensive involvement in developing and managing solid waste facilities. Among other accomplishments, obtained the permit for a 300-acre, 50 million cubic yard disposal facility in Georgia and continued on to manage this facility as the District Manager for his former employer. Prior to joining the Company in October, 1996, Mr. Lytle was a regional executive with Sanifill, Inc. for Arkansas, Florida, Georgia, Kentucky, Ohio, Pennsylvania, and Puerto Rico, with responsibilities ranging from landfill design, engineering, permitting operations, and compliance to economic evaluation of potential acquisitions. He was with Browning-Ferris Industries from 1985 to 1994 in various positions. Mr. Lytle holds a degree in civil engineering from the University of Cincinnati.



ITEM 10.  EXECUTIVE COMPENSATION.


        The following table sets forth the compensation earned by the Company's Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during any of the three fiscal years.



                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                                                     --------------------------------
                                           ANNUAL COMPENSATION              AWARDS          PAYOUTS
                                ----------------------------------------------------------------------------------
          (a)              (b)        (c)        (d)         (e)        (f)          (g)        (h)       (i)
                                                            OTHER
         NAME                                               ANNUAL    RESTRICTED                         ALL OTHER
          AND                                               COMPEN-     STOCK                   LTIP     COMPEN-
       PRINCIPAL                                            SATION     AWARD(S)    OPTIONS/    PAYOUTS   SATION
       POSITION           YEAR     SALARY ($)   BONUS ($)    ($)         ($)       SARS (#)      ($)       ($)
------------------------------------------------------------------------------------------------------------------
R. Dale Sterritt, Jr.,     1996                            $234,750

   Chairman and            1995                            $161,575

   CEO                     1994                            $142,125


        The Company does not have any employment agreements with any of its executive officers. During fiscal 1996, all compensation paid to executive officers and directors of the Company was based upon services rendered to the Company on a per diem basis at rates prescribed by the Board of Directors as follows: $750 per day for the Chairman, Chief Executive Officer and President; and $400 per day for all other executive officers. By resolution of the Board of Directors, directors are entitled to a fee of $200 per meeting. All such director's fees were waived during fiscal 1996.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


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



 NAME AND ADDRESS             AMOUNT AND NATURE             PERCENT OF
 OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP       CLASS
 -------------------          -----------------------       ----------
 Martin G. Blahitka                        10,000               (3)
    Route 1, Box 918
    Big Sandy, TX 75755

 Robert D. Luna                              -                    -
    10254 Miller Road
    Dallas, TX 75238

 J. B. Morris                             170,699               1.5%
    10254 Miller Road
    Dallas, TX 75238

 Stewart Rahr                             870,700               7.7%
    152-35 10th Avenue
    Whitestone, NY 11357

 Thomas F. Snodgrass                       15,000                (3)
    10254 Miller Road
    Dallas, TX 75238

 R. Dale Sterritt, Jr.                      -                   -
    10254 Miller Road
    Dallas, TX 75238

 Sterritt Properties, Inc. (1)          5,750,444              50.8%
    10254 Miller Road
    Dallas, TX 75238

 Business Ventures, Inc. (2)            1,600,000              14.1%
    50 Lincolns Inn Fields,
    3rd Floor
    London, WC 2A 3PF
    England
 ----------------
 All Officers and Directors               195,699               1.7%
 as a Group (5 persons)



(1) Sterritt Properties, Inc. is owned 100% by a family limited partnership. Richard D. Sterritt, Sr., the President of Sterritt Properties, Inc., is the father of R. Dale Sterritt, Jr., the Chairman and CEO of the Company.



(2) The record and beneficial ownership of these shares is contested and the subject of litigation brought by Sterritt Properties, Inc., the Company's majority shareholder. See Item 3. Legal Proceedings. If Sterritt Properties, Inc. prevails in this litigation, it would be the beneficial owner of 7,350,444 shares (64.97%) of the Common Stock including 1,600,000 shares subject to acquisition upon conversion of a promissory note from the Company which is the subject of the pending litigation.


(3) Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



        During fiscal 1996, Richard D. Sterritt, Sr. and affiliated entities made loans to the Company in the aggregate amount of $373,501.14 for working capital purposes, which were repaid in whole or in part at various times during the year. As of the end of fiscal 1996, the amount of outstanding loans payable from the Company to Mr. Sterritt and such affiliated entities was $67,999.



        On September 20, 1996, the Company entered into an agreement with the 20th Century Group, an entity comprised of SPI, FSSI, 20th Century Partners, Inc. and 20th Century Holdings, Inc. This agreement called for the transfer of certain rights and assets owned by 20th Century Group. The consideration for the transfer was a promissory note from the Company in the principal amount of $1,150,000. The property transferred consisted of assets related to the FIBER-SEAL business, including all operations formerly carried out by FSSI, all operations of the Dallas, Texas licensee of FIBER-SEAL and all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL. Based upon its knowledge of the FIBER-SEAL assets acquired, and an independent fairness opinion which was obtained by the Company's Board of Directors in connection with the transaction, the Company believes that the $1,150,000 paid for those assets constitutes fair market value and that the transaction was accomplished at arm's length. As a result of this transaction, the Sterritt family has transferred all of its FIBER-SEAL- related holdings to the Company, effective September 30, 1996.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)       Following are documents filed as part of this report:

          1. Consolidated Financial Statements of Continental Investment Corporation and Subsidiaries.




                 See Item 8 of this report - Financial Statements and Supplementary Data.



          2.     Financial statement schedules.




                 There are no financial statement schedules required to be filed.



          3.     Exhibits.

Exhibit Number                       Exhibit Index
--------------                       -------------

    3.1          - Certified copy of the Company's Articles of
                   Incorporation and amendments thereto. 1/
                                                         -

    3.2          - Amended and Restated Bylaws of the Company, as of
                   August 8, 1989. 1/
                                   -

    3.3          - Amendment to the Company's Articles of Incorporation
                   dated March 24, 1994. 2/
                                         -

   21*           - List of the Company's Subsidiaries.

------------------------------

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



Dated: May 30, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           NAME                                                  DATE

/s/ R. DALE STERRITT, JR.
---------------------------------------                   May 30, 1997
R. Dale Sterritt, Jr., Director
 Chairman and Chief Executive Officer
 (Principal Executive Officer)




/s/ THOMAS F. SNODGRASS
----------------------------------------                  May 30, 1997
Thomas F. Snodgrass, Director
 President and Treasurer
 (Principal Financial and Accounting Officer)



/s/ ROBERT D. LUNA
---------------------------------------                   May 30, 1997
Robert D. Luna, Director
 and Secretary



/s/ MARTIN G. BLAHITKA
---------------------------------------                   May 30, 1997
Martin G. Blahitka, Director



/s/ J. B. MORRIS
---------------------------------------                   May 30, 1997
J. B. Morris, Director

