Form 10QSB
period 1997-06-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-08-15
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                        ________________________________

                                   FORM 10-QSB


 (Mark One)
          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the transition period from ________ to ________

                          Commission File Number 0-3743
                       __________________________________


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

        Registrant's telephone number, including area code:(214)691-1100




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X   No

     As of August 14, 1997, the registrant had outstanding 11,952,008 shares of Common Stock.

               Continental Investment Corporation and Subsidiaries

                            FORM 10-QSB REPORT INDEX

                                                                 Page No.
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of  June 30, 1997
      and December 31, 1996 ....................................     3

    Consolidated Statements of Operations
      For the periods ended June 30, 1997 and 1996 .............     5

    Consolidated Statement of Stockholders' Equity
      Six months ended June 30, 1997 ...........................     6

    Consolidated Statements of Cash Flows
      Six months ended June 30, 1997 and 1996 ..................     7

    Notes to Consolidated Financial Statements .................     8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ........     9


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K .....................    13


Signatures .....................................................    13

PART I.   FINANCIAL INFORMATION
-------------------------------

  Item 1.  Financial Statements.
  ------------------------------

              Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                June 30,      December 31,
                                                  1997           1996
                                              ------------    ------------
                                              (Unaudited)      (Audited)

                   ASSETS

CURRENT ASSETS
  Cash                                        $ 2,296,640     $   841,586
  Notes receivable                              1,954,097       2,380,000
  Accounts receivable                              33,930          23,679
  Inventories                                      50,532          48,613
  Accrued interest receivable                         -0-          61,142
  Prepaid expenses                                 12,994          33,967
  Landfill acquisition down payment               250,000            -0 -
                                              ------------    ------------
      Total current assets                      4,598,193       3,388,987

PROPERTY AND EQUIPMENT
  Land,  at cost                                8,564,582       8,564,582
  Fixtures and equipment, net
    of accumulated depreciation of
    $40,630 and $29,960                            36,570          41,813

      Total property and equipment              8,601,152       8,606,395
                                              ------------    ------------

INTANGIBLES, net of accumulated
  amortization of $35,000 and $17,361                 -0-          17,639
                                              ------------    ------------
      Total assets                            $13,199,345     $12,013,021
                                              ============    ============

See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                                                June 30,      December 31,
                                                  1997           1996
                                              ------------    ------------
                                              (Unaudited)      (Audited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                     $    97,668     $   119,496
  Accrued payable                                 128,000          46,356
  Current portion of long-term
    note payable                                      -0-         230,000
                                              ------------    ------------
     Total current liabilities                    225,668         395,852

LONG-TERM LIABILITIES
  Note payable                                    711,519         920,000
  Accrued interest payable                         11,760             -0-
  Deferred income taxes                           747,000         747,000
                                              ------------    ------------
     Total long-term liabilities                1,470,279       1,667,000
                                              ------------    ------------
     Total liabilities                          1,695,947       2,062,852

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized; no
    shares issued or outstanding                      -0-             -0-
  Common stock, $0.50 par value;
    25,000,000 shares authorized;
    11,782,008 shares issued and
    outstanding at June 30, 1997;
    11,313,008 shares issued and
    outstanding at December 31, 1996          $ 3,017,004     $ 2,782,504
  Additional contributed capital               12,581,064      10,607,444
  Accumulated deficit                          (4,094,670)     (3,439,779)
                                              ------------    ------------
     Total stockholders' equity                11,503,398       9,950,169
                                              ------------    ------------
     Total liabilities and
       stockholders' equity                   $13,199,345     $12,013,021
                                              ============    ============

See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three months ended         Six months ended
                                     June 30,                  June 30,
                             -----------------------   -----------------------
                                1997         1996          1997        1996


Revenues                     $ 202,768    $ 214,898    $  406,819   $ 414,237

Costs and Expenses
  Cost of revenues              79,424       71,339       158,153     153,325
  Selling, general and
    administrative expenses    572,068      459,306     1,095,671     729,462
                             ----------   ----------   -----------  ----------
     Operating loss           (448,724)    (315,747)     (847,005)   (468,550)


Other Income (Expense)
  Interest income               61,305          -0-       119,070         -0-
  Interest expense             (12,473)      (3,145)      (30,825)     (3,872)
  Miscellaneous income          64,729          -0-       103,869         -0-
                             ----------   ----------   -----------  ----------
     Loss before income
       taxes                  (335,163)    (318,892)     (654,891)   (472,422)

Income Tax Expense                 -0-          -0-           -0-         -0-
                             ----------   ----------   -----------  ----------

     NET LOSS                $(335,163)   $(318,892)   $ (654,891)  $(472,422)
                             ==========   ==========   ===========  ==========

Per Share Data
  Net loss per common share  $   (0.03)   $   (0.03)   $   (0.06)   $   (0.06)


Weighted average number
  of common and common
  equivalent shares
  outstanding               11,443,393    9,933,660   11,378,560    9,800,700

See accompanying notes to unaudited consolidated financial statements.

                             Continental Investment Corporation and Subsidiaries

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Six months ended June 30, 1997
                                                 (Unaudited)
                      Common stock         Common       Additional   Treasury stock
                ------------------------    stock      contributed   ---------------    Accumulated
                  Shares      Par value   subscribed     Capital     Shares   Amount      deficit          Total
                -----------  -----------  ----------   ------------  ------   ------    -----------     ------------
Balance,
 December 31,
 1996           11,313,008   $2,782,504      -0-       $10,607,444     -0-      -0-     $(3,439,779)    $ 9,950,169

Exercise of
 warrants          505,000      252,500      -0-         2,147,500     -0-      -0-             -0-       2,400,000

Issuance of
 stock for
 services          (36,000)     (18,000)     -0-          (173,880)    -0-      -0-             -0-        (191,880)

Net loss               -0-          -0-      -0-               -0-     -0-      -0-        (654,891)       (654,891)
                -----------  -----------  ----------   ------------  ------   ------    ------------    ------------

Balance,
 June 30,
 1997           11,782,008   $3,017,004      -0-       $12,581,064     -0-      -0-     $(4,094,670)    $11,503,398
                ===========  ===========  ==========   ============  ======   ======    ============    ============

See accompanying notes to unaudited consolidated financial statements.

               Continental Investment Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Six Months Ended June 30
                                    (Unaudited)

                                                      1997           1996
                                                  -----------     -----------
Cash flows from operating activities:
  Net income (loss)                               $ (654,891)     $ (472,422)

  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Amortization/depreciation expense           $   27,569      $    7,231
      Common stock issued for services              (191,879)        247,901
      Accounts receivable - trade                    (10,251)         (9,433)
      Inventories                                     (1,919)        (16,599)
      Prepaid expenses                                20,973          64,042
      Accounts payable - trade                       (21,828)        (89,703)
      Accrued expenses                                81,644         (57,596)
      Accrued interest payable                        11,760             -0-
      Accrued expenses to related parties                -0-             -0-
      Deferred rent                                      -0-         (19,775)
                                                  -----------     -----------
          Net cash provided by (used in)
           operating activities                   $ (738,822)     $ (346,355)

Cash flows from investing activities:

  Purchases of property                                  -0-        (568,870)
  Capital expenditures                                (4,687)         (2,300)
  Paydown of notes receivable                        425,903             -0-
  Payment of accrued interest receivable              61,142             -0-
  Landfill acquisition down payment                 (250,000)            -0-
                                                  -----------     -----------
          Net cash provided by (used in)
            investing activities                  $  232,358      $ (571,170)

Cash flows from financing activities:

  Paydown of liabilities                          $ (438,482)     $ (279,332)
  Proceeds from exercise of warrants;
    private placement                              2,400,000       2,350,000
                                                  -----------     -----------
          Net cash provided by (used in)
            financing activities                  $1,961,518      $2,070,668

Net increase (decrease) in cash                    1,455,054       1,153,143

Cash, beginning of period                         $  841,586      $    6,030

Cash, end of period                               $2,296,640      $1,159,173
                                                  ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

               Continental Investment Corporation and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30,  1997 and 1996
                                   (Unaudited)

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

  The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

        Results of Operations
        ---------------------

                    Six Months Ended June 30, 1997 Compared to
                         Six Months Ended June 30, 1996

Revenues

     During the six months ended June 30, 1997, revenues of the Company were derived solely from the FIBER-SEAL fabric care and treatment business. Revenues for the six months ended June 30, 1997 decreased $7,418 (1.79%) to $406,819 from $414,237 for the six months ended June 30, 1996. The decrease in revenues was caused by normal periodic business fluctuations. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal year 1998.

Cost of Revenues

     Cost of revenues for the six months ended June 30, 1997 increased $4,828 (3.15%) to $158,153 (representing 38.88% of revenues) from $153,325
(representing 37.01% of revenues) for the six months ended June 30, 1996.
The decreased profit margin and the increase in the cost of revenues were due to normal periodic variations in the product mix.

Selling, General and Administrative (SG&A) Expenses

     Selling, general and administrative (SG&A) expenses for the six months ended June 30, 1997 increased $366,209 (50.20%) to $1,095,671 from $729,462 for the six months ended June 30, 1996. The increase was due to a variety of factors including those related to the development and potential use of the Company's Atlanta property as a waste disposal site (e.g., consulting fees, increased legal fees, increased public relations expenses, and increased travel expenses) and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation, as well as accelerated amortization of intangibles.

Operating Loss

     Operating loss for the six months ended June 30, 1997 increased $378,455 (80.77%) to $847,005 from $468,550 for the six months ended June 30, 1996.
This was due to a decrease in revenues for the six months ended June 30, 1997 of $7,418 (a 1.79% decrease) to $406,819 from $414,237 for the six months ended June 30, 1996, an increase in cost of revenues for the six months ended June 30, 1997 of $4,828 (a 3.15% increase) to $158,153 from $153,325 for the six months ended June 30, 1996, and an increase in selling, general and administrative (SG&A) expenses for the six months ended June 30,1997 of $366,209 (a 50.20% increase) to $1,095,671 from $729,462 for the six months ended June 30, 1996.

Interest Income

     Interest income was $119,070 for the six months ended June 30, 1997 as a result of the Company's improved balance sheet as compared with the six months ended June 30, 1996 (during which period the Company had no interest income).

Interest Expense

     Interest expense for the six months ended June 30, 1997 increased by $26,973 to $30,825 from $3,872 for the six months ended June 30, 1996. The increase was due to the note payable issued in connection with the September 1996 acquisition of certain additional FIBER-SEAL assets.

Miscellaneous Income

     Miscellaneous income for the six months ended June 30, 1997 of $103,869 consisted of gains on accounts payable that were settled for less than the sums that had been previously accrued for them. There was no miscellaneous income for the six months ended June 30, 1996.

Net Loss

     The net loss for the six months ended June 30, 1997 increased $182,469 (38.62%) to $654,891 from $472,422 for the six months ended June 30, 1996.
Such increase was primarily due to higher selling, general and administrative expenses partially offset by increased interest income and miscellaneous income.

                Three Months Ended June 30, 1997 Compared to
                      Three Months Ended June 30, 1996

Revenues

     During the three months ended June 30, 1997, revenues of the Company were derived solely from the FIBER-SEAL fabric care and treatment business. Revenues for the quarter ended June 30, 1997 decreased $12,130 (5.64%) to $202,768 from $214,898 for the quarter ended June 30, 1996. The decrease in revenues was caused by normal periodic business fluctuations. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal year 1998.

Cost of Revenues

     Cost of revenues for the quarter ended June 30, 1997 increased $8,085 (11.33%) to $79,424 (representing 39.17% of revenues) from $71,339
(representing 33.20% of revenues) for the quarter ended June 30, 1996. The decreased profit margin was due to normal periodic variations in the product mix.

Selling, General and Administrative (SG&A) Expenses

     Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 1997 increased $112,762 (24.55%) to $572,068 from $459,306 for the quarter ended June 30, 1996. The increase was due to a variety of factors including those related to the development and potential use of the Company's Atlanta property as a waste disposal site (e.g., consulting fees, increased legal fees, increased public relations expenses, and increased travel expenses) and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss

     Operating loss for the quarter ended June 30, 1997 increased $132,977 (42.12%) to $448,724 from $315,747 for the quarter ended June 30, 1996. This was due to the decrease in revenues for the quarter ended June 30, 1997 of $12,130 (a 5.64% decrease) to $202,768 from $214,898 for the quarter ended June 30, 1996, an increase in cost of revenues for the quarter ended June 30, 1997 of $8,085 (an 11.33% increase) to $79,424 from $71,339 for the quarter ended June 30, 1996, and an increase in selling, general and administrative (SG&A) expenses for the quarter ended June 30, 1997 of $112,762 (a 24.55% increase) to $572,068 from $459,306 for the quarter ended June 30, 1996.

Interest Income

     Interest income was $61,305 for the quarter ended June 30, 1997 as a result of the Company's improved balance sheet as compared with the quarter ended June 30, 1996 (during which quarter there was no interest income).

Interest Expense

     Interest expense for the quarter ended June 30, 1997 increased by $9,328 to $12,473 from $3,145 for the quarter ended June 30, 1996. The increase was due to the note payable issued in connection with the September 1996 acquisition of certain additional FIBER-SEAL assets.

Miscellaneous Income

     Miscellaneous income for the quarter ended June 30, 1997 of $64,729 consisted of a gain on an account payable that was settled for less than the sum that had been previously accrued for it. There was no miscellaneous income for the quarter ended June 30, 1996.

Net Loss

     The net loss for the quarter ended June 30, 1997 increased $16,271 (5.10%) to $335,163 from $318,892 for the quarter ended June 30, 1996. Such increase was primarily due to higher selling, general and administrative expenses, lower revenues, and higher interest expense, partially offset by increased interest income and miscellaneous income.

     Liquidity and Capital Resources
     -------------------------------

Cash

     Cash as of June 30, 1997 was $2,296,640, an increase of $1,455,054 as compared with the cash position of $841,586 at December 31, 1996. Such increase was primarily due to the exercise of warrants and the partial repayment of notes receivable, offset by the six-month net loss, the paying down of liabilities and a down payment on a landfill that was acquired on August 5, 1997.

Working Capital

     As of June 30, 1997, the Company had working capital of $4,372,525 and a current ratio of 20.38 to 1 as compared to working capital of $2,993,135 and a current ratio of 8.56 to 1 at December 31, 1996.

Capital Expenditures

     The Company currently has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire real property in the future.

Capital Resources

     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, revenues from the constuction and demolition landfill located in metropolitan Atlanta, Georgia which was acquired by the Company on August 5, 1997, and revenues generated from the operation of its fabric care business. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,400,000 of common stock purchase warrants were exercised during the six months ended June 30, 1997.


PART II - OTHER INFORMATION
---------------------------

  Item 6. Exhibits and Reports on Form 8-K.
  ------------------------------------------

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


                                        CONTINENTAL INVESTMENT CORPORATION
                                        (Registrant)


                                         By: /S/ R. Dale Sterritt, Jr.
                                             R. Dale Sterritt, Jr.
                                             Chairman, President and
                                             Chief Executive Officer
                                             (Principal Financial Officer)


                                         By: /S/ G. Michael Lawshe
                                             G. Michael Lawshe
                                             Principal Accounting Officer



Date: August 14, 1997