Form 10KSB/A
period 1996-09-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-10-21
CIK 24077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                     ---------------------------------

                         FORM 10-KSB/AMENDMENT NO. 2
<R/>
 (Mark One)
          (X) Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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


GRANT THORNTON LLP

Dallas, Texas
November 27, 1996

             Continental Investment Corporation and Subsidiaries

                         CONSOLIDATED BALANCE SHEET

                             September 30, 1996

             ASSETS

CURRENT ASSETS
       Cash                                          $ 2,763,129
       Note receivable                                   880,000
       Accounts receivable                                12,832
       Inventories                                        42,491
                                                     -----------
            Total current assets                       3,698,452

PROPERTY, at cost                                      9,497,582

OTHER ASSETS
     Intangibles, net of accumulated
       amortization of $8,361                             26,639
     Other                                                33,424
                                                     -----------

               Total assets                          $13,256,097
                                                     ===========

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                             September 30, 1996


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                        $   161,185
     Accrued expenses                                     15,000
     Amounts due to related parties                       67,999
     Current portion of long-term
       note payable                                      230,000
                                                     -----------
               Total current liabilities                 474,184

LONG-TERM LIABILITIES
     Note payable                                        920,000
     Deferred income taxes                               747,000
                                                     -----------
                                                       1,667,000
                                                     -----------
               Total liabilities                       2,141,184

COMMITMENTS                                                  -

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value;
       1,000,000 shares authorized; no
       shares issued or outstanding                          -
     Common stock, $.50 par value;
       25,000,000 shares authorized;
       11,310,058 issued and outstanding               2,781,029
     Additional contributed capital                   11,502,794
     Accumulated deficit                              (3,168,910)
                                                     -----------
               Total stockholders' equity             11,114,913
                                                     -----------
               Total liabilities and
                 stockholders' equity                $13,256,097
                                                     ===========

The accompanying notes are an integral part of this statement.

            Continental Investment Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                         Year ended September 30,

                                                   1996          1995
                                                ----------    ----------
Revenues                                        $  818,978    $  903,028

Costs and expenses
     Cost of revenues                              369,435       411,415
     Selling, general and administrative
       expenses                                  1,358,719     1,051,120
                                                ----------     ----------
                                                 1,728,154     1,462,535
                                                ----------     ----------
          Operating loss                          (909,176)     (559,507)

Other income (expense)
   Interest income                                   8,946           -
   Interest expense                                 (8,472)      (12,068)
                                                ----------     ---------
                                                       474       (12,068)

          Loss before income taxes                (908,702)     (571,575)

Deferred income tax expense                            -           1,321
                                                ----------     ----------
          Loss before extraordinary credit        (908,702)     (572,896)

Extraordinary credit - gain on debt
  forgiveness                                          -          39,246
                                                ----------     ---------
          NET LOSS                              $ (908,702)   $ (533,650)
                                                ==========    ==========
Per share data
   Loss before extraordinary credit per
     common share                                    $(.09)        $(.07)
                                                     =====         =====

   Loss per common share                             $(.09)        $(.07)
                                                     =====         =====
   Weighted average number of common
     and common equivalent shares
     outstanding                                 9,746,092     8,181,482
                                                ==========    ==========

The accompanying notes are an integral part of these statements.

             Continental Investment Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Year ended September 30, 1996 and 1995

                                Common Stock          Additional
                            ----------------------    contributed
                             Shares      Par value      capital
                            ---------   ----------    ----------
Balances at
  October 1, 1994 -
  as previously reported    7,027,327   $  639,664    $  238,930

Accumulated deficit of
  acquired businesses             -            -             -
Distribution to
  stockholder                     -            -             -
                            ---------                 ----------
Balances at
  October 1, 1994 -
  as restated               7,027,327      639,664       238,930

Conversion of debt
  to stock                  1,600,000      800,000           100
Sale of stock in
  private placement            80,000       40,000       360,000
Purchase of land
  for stock                   150,000       75,000       675,000
Issuance of stock
  for services                 16,200        8,100        77,899
Stock issued for
  debt forgiveness             10,000        5,000        45,000
Net loss                          -            -             -
                            ---------   ----------   -----------
Balances at
  September 30, 1995        8,883,527    1,567,764     1,396,929

Retirement of
  treasury stock               (7,209)      (3,604)      (23,167)
Sale of stock
  in private placement        955,000      477,500     5,022,500
Issuance of stock
  for services                 50,800       25,400       228,680
Issuance of stock
  for land                  1,427,940      713,969     4,877,852
Net loss                          -            -             -
                           ----------   ----------   -----------
Balances at
  September 30, 1996       11,310,058   $2,781,029   $11,502,794
                           ==========   ==========   ===========

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                    Year ended September 30, 1996 and 1995


                            Treasury stock
                           ----------------    Accumulated
                           Shares    Amount      deficit          Total
                           ------    ------    -----------    -------------
Balances at
  October 1, 1994 -
  as previously reported    7,209  $(26,771)   $  (387,827)   $   463,996

Accumulated deficit of
  acquired businesses         -         -         (188,731)      (188,731)
Distribution to
  stockholder                 -         -       (1,150,000)    (1,150,000)
                           ------  --------    -----------    -----------
Balances at
  October 1, 1994 -
  as restated               7,209  $(26,771)    (1,726,558)      (874,735)

Conversion of debt
  to stock                    -         -              -          800,100
Sale of stock in
  private placement           -         -              -          400,000
Purchase of land
  for stock                   -         -              -          750,000
Issuance of stock
  for services                -         -              -           85,999
Stock issued for
  debt forgiveness            -         -              -           50,000
Net Loss                      -         -         (533,650)      (533,650)
                           ------  --------     ----------    -----------
Balances at
  September 30, 1995        7,209   (26,771)    (2,260,208)       677,714

Retirement of
  treasury stock           (7,209)   26,771            -              -
Sale of stock
  in private placement        -         -              -        5,000,000
Issuance of stock
  for services                -         -              -          254,080
Issuance of stock
  for land                    -         -              -        5,591,821
Net loss                      -         -         (908,702)      (908,702)
                           ------  --------     ----------    -----------
Balances at
  September 30, 1996          -    $    -      $(3,168,910)   $11,114,913
                           ======  ========    ===========    ===========

The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,

                                                        1996        1995
                                                     ----------   ---------
Cash flows from operating activities:
     Net loss                                        $ (908,702)  $(533,650)
     Adjustments to reconcile net loss to
       net cash used in
          operating activities:
               Amortization and depreciation expense      2,333       2,334
               Common stock issued as consideration
                 for services                           254,080      85,999
               Deferred income taxes                        -         1,321
               Change in operating assets and
                 liabilities
                    Accounts receivable - trade         (12,832)        -
                    Other current assets                (67,711)    (24,792)
                    Accounts payable - trade            (39,264)     58,760
                    Accrued expenses                    (67,091)     48,705
                    Income taxes payable                    -       (23,921)
                    Accrued expenses to related
                      parties                          (274,106)    165,908
                    Deferred rent                           -        (8,807)
                    Other                               (67,873)   (120,678)
                                                      ---------   ---------
                         Net cash used in operating
                           activities                (1,181,166)   (349,001)

Cash flows from investing activities:
     Issuance of note receivable                       (880,000)        -
     Purchases of property                             (693,870)     (9,473)
                                                     ----------   ---------
                      Net cash used in investing
                        activities                   (1,573,870)     (9,473)

Cash flows from financing activities:
     Proceeds from sale of stock                      5,500,000     400,000
     Debt repayments                                        -       (25,676)
     Other                                                  -           100
                                                     ----------   ---------
                      Net cash provided by
                        financing activities          5,500,000     374,424
                                                     ----------   ---------
Increase in cash                                      2,744,964      15,950

Cash at beginning of year                                18,165       2,215
                                                     ----------   ---------
Cash at end of year                                  $2,763,129   $  18,165
                                                     ==========   =========

     The accompanying notes are an integral part of these statements.

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

During fiscal year ending September 30, 1996, liabilities were settled and land was purchased in exchange for stock as follows:

   * Land was acquired by issuing 1,427,940 shares of common stock valued at $5,591,821 and cash of $693,870, for a total purchase price of $6,285,691.

             Continental Investment Corporation and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996 and 1995

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES
-------------------------------------------------------------------

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


NOTE B - ACQUISITION
--------------------
  On September 30, 1996, the Company acquired all of the operating assets and liabilities of Fiber-Seal of Dallas (FSD) and Fiber-Seal Services International, Inc. (FSSI) from the majority stockholder of the Company in exchange for a $1,150,000 note payable. Due to the common ownership of the Company, FSD and FSSI, the transaction has been accounted for in a manner similar to a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of FSD and FSSI. The excess of the note payable over the historical cost basis of the net assets acquired has been reflected as a distribution to stockholders.

              Continental Investment Corporation and Subsidiaries

                        September 30, 1996 and 1995

  Net sales and net earnings of the separate companies for the periods preceding the acquisition were as follows:
                                                           Elimin-
                            CICG        FSD       FSSI     ations     Combined
                          ---------   --------   --------  ---------  ---------
  Year ended
    September 30, 1996
      Revenues             $ 60,000   $247,606   $539,381  $(28,009)  $818,978
      Net earnings
        (loss)           (1,040,199)      (311)   137,187    (5,379)  (908,702)

  Year ended
    September 30, 1995
      Revenues             $134,002   $326,683   $491,262  $(48,919)  $903,028
      Net earnings
        (loss)             (654,508)    23,112     97,746       -     (533,650)


NOTE C - NOTE RECEIVABLE
------------------------
  The note receivable bears interest at 10% and is due in two installments in January and May 1997. The note receivable is collateralized by 150,000 shares of common stock of the Company.


NOTE D - PROPERTY
-----------------
  The Company's property consists of the following at September 30, 1996:

       229 acres in Atlanta, Georgia
            Former Granite Quarry                $  564,222
            Unimproved land                       8,068,360
                                                 ----------
                                                  8,632,582
       253.5 acres, Ellis County, Texas
            Unimproved land                         750,000

       30 acres, Ellis County, Texas
            Unimproved land                         115,000
                                                 ----------
                                                 $9,497,582
                                                 ==========

NOTE E - AMOUNTS DUE TO RELATED PARTIES
---------------------------------------
  Amounts due to related parties consist of $67,999 due the majority stockholder.

            Continental Investment Corporation and Subsidiaries

                          September 30, 1996 and 1995

NOTE F - INCOME TAXES
---------------------
  The Company and its subsidiaries file a consolidated tax return. At September 30, 1996 and 1995, the Company has, for Federal income tax purposes, operating loss carryforwards of approximately $3,600,000 and $2,900,000, respectively, expiring through 2011 and capital loss carryforwards of approximately $310,000 expiring through 1999. Tax laws limit the utilization of the net operating loss carryforwards and capital loss carryforwards to approximately $250,000 per year. Therefore, CICG may be required to pay income taxes in future years even though significant loss carryforwards exist.

  Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:
                                                  Year ended September 30,
                                                  ------------------------
                                                     1996           1995
                                                  ---------      ---------

       Tax benefit at statutory rate              $(309,000)     $(194,000)
       Change in valuation allowance                307,000        194,000
       Other                                          2,000          1,321
                                                  ---------      ---------
                                                  $     -        $   1,321
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
                                                              ============

              Continental Investment Corporation and Subsidiaries

                         September 30, 1996 and 1995


  At September 30, 1996, the Company had capital and net operating loss carryforwards for Federal tax purposes expiring as follows:

                                          Year of
                                         expiration       Amount
                                         ----------    ----------

       Capital losses                       2006       $  313,568
                                                       ==========

       Net operating loss carryforwards     2005       $  245,018
                                            2006          286,359
                                            2007          682,391
                                            2008          152,727
                                            2009          710,373
                                            2010          644,163
                                            2011          902,484
                                                       ----------
                                                       $3,623,515
                                                       ==========
NOTE G - NOTE PAYABLE
---------------------
  The note payable bears interest at 8.5% and is due in annual installments of $230,000 commencing on January 15, 1997, with interest due quarterly. The future minimum payments under this long-term note at September 30, 1996 are as follows:

                    1998         $230,000
                    1999          230,000
                    2000          230,000
                    2001          230,000
                                 --------
                                 $920,000
                                 ========
NOTE H - LEASES
---------------
  The Company leases office and warehouse space under an agreement expiring in 1999. This lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under the noncancellable lease at September 30, 1996, are as follows:

           Continental Investment Corporation and Subsidiaries

                              September 30, 1996


         Year ending
         September 30,
         ------------
            1997              $ 36,044
            1998                36,044
            1999                36,044
                              --------
                              $108,132
                              ========


NOTE I - STOCKHOLDERS' EQUITY
-----------------------------
  Common stock is stated at the lower of par value or consideration received as permitted by state law.

  The following information relates to warrants outstanding:

                                                   Number
                                                     of
                                                   shares      Option price
                                                 ---------     --------------

     Warrants outstanding - October 1, 1994        144,000     $5.00 - $18.00
          Issued during the year (1)               210,000     $4.25 - $ 5.00
                                                 ---------

     Warrants outstanding - September 30, 1995     354,000     $4.25 - $18.00
          Issued during the year (1)             3,622,500     $4.00 - $35.00
          Exercised during the year               (462,500)    $4.00 - $10.00
                                                 ---------

     Warrants outstanding - September 30, 1996   3,404,000     $4.00 - $35.00
                                                 =========

     Warrants exercisable - September 30, 1996   3,404,000     $4.00 - $35.00
                                                 =========

     (1) During 1996 and 1995, the Company received $5,500,000 and $400,000 respectively for the sale of its restricted common stock and warrants to purchase restricted common stock which expire in varying terms (one to five years).

              Continental Investment Corporation and Subsidiaries

                          September 30, 1996 and 1995

NOTE J - SEGMENTS
-----------------
  The Company operates in two principal segments: property development, primarily its potential landfill site in Atlanta, Georgia, its Fiber-Seal fabric care and surface protection business.

                         Property        Fabric
  September 30, 1996    Development       Care      Corporate    Consolidated
  ------------------    -----------    ----------   ----------   ------------
  Revenues              $       -      $  818,978   $     -      $   818,978
  Operating profit
    (loss)               (1,014,144)      105,852        (410)      (908,702)
  Identifiable assets    13,162,202        93,895         -       13,256,097
  Depreciation and
    amortization                -          13,284         -           13,284
  Capital expenditures      693,870           -           -          693,870

  September 30, 1995
  ------------------
  Revenues              $    30,002    $  873,026   $     -      $   903,028
  Operating profit
    (loss)                 (379,255)      186,134    (378,454)      (571,575)
  Identifiable assets     3,282,321        25,814         -        3,308,135
  Depreciation and
    amortization                -           2,334         -            2,334
  Capital expenditures        9,473           -           -            9,473


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------
  The Company's financial instruments include cash and debt. The fair value of all instruments approximates the carrying value.


NOTE L - CONTINGENCIES
----------------------
  The Company is defendant in various matters in litigation which have arisen in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company's financial position or results of operations.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONTINENTAL INVESTMENT CORPORATION


                               By: /S/ R. Dale Sterritt, Jr.
                                   -----------------------------------
                                   R. Dale Sterritt, Jr.
                                   Chairman, President and Chief
                                   Executive Officer

Dated: October 21, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                    DATE

       /S/ R. Dale Sterritt, Jr.                   October 21, 1997
       -------------------------------
       R. Dale Sterritt, Jr., Director
       Chairman and Chief Executive Officer


       /S/Robert D. Luna                           October 21, 1997
       -------------------------------
       Robert D. Luna, Director
       and Secretary


       /S/Martin G. Blahitka                       October 21, 1997
       -------------------------------
       Martin G. Blahitka, Director


       /S/ J. B. Morris                            October 21, 1997
       -------------------------------
       J. B. Morris, Director