Form 10QSB
period 1997-09-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-11-19
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                        _____________________________

                                 FORM 10-QSB

(Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                                     or
      [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
              For the transition period from ________ to ________

                         Commission File Number 0-3743
                            _______________________

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

     As of November 19, 1997, the registrant had outstanding 12,222,008 shares of Common Stock.

             Continental Investment Corporation and Subsidiaries

                           FORM 10-QSB REPORT INDEX

                                                                 Page No.

PART I. FINANCIAL INFORMATION
-----------------------------

  Item 1. Financial Statements
  ----------------------------

      Consolidated Balance Sheets as of  September 30, 1997
        and December 31, 1996 ...................................    3

      Consolidated Statements of Operations
        For the periods ended September 30, 1997
        and 1996 ................................................    5

      Consolidated Statement of Stockholders' Equity
        Nine months ended September 30, 1997 ....................    6

      Consolidated Statements of Cash Flows
        Nine months ended September 30, 1997
        and 1996 ................................................    8

      Notes to Consolidated Financial Statements ................   10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...................   15


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ......................   19

Signatures ......................................................   20

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

              Continental Investment Corporation and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS

                                             September 30,     December 31,
                                                 1997             1996
                                             -------------     ------------
                   ASSETS                    (Unaudited)        (Audited)

CURRENT ASSETS
  Cash                                       $    84,654       $   841,586
  Short-term investments                       1,496,097         2,380,000
  Note receivable                                 78,850               -
  Accounts receivable, net of
    allowances for doubtful accounts
    of $44,841 and $0                            350,575            23,679
  Inventories                                     59,538            48,613
  Accrued interest receivable                     56,368            61,142
  Prepaids and deposits                           52,041            33,967
                                             -----------       -----------
          Total current assets                 2,178,123         3,388,987

PROPERTY AND EQUIPMENT
  Land, at cost                                9,497,582         9,497,582
  Landfills, net of accumulated
    amortization of $135,019                  13,421,350               -
  Plant and equipment, net of
    accumulated depreciation of
    $54,832 and $29,960                          275,473            41,813
                                             -----------       -----------
          Total property and
            equipment                         23,194,406         9,539,395

INTANGIBLES, net of accumulated
  amortization of $35,000 and $17,361                -0-            17,639
                                             -----------       -----------
          Total assets                       $25,372,529       $12,946,021
                                             ===========       ===========

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                                             September 30,     December 31,
                                                 1997             1996
                                             -------------     ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)       (Audited)

CURRENT LIABILITIES
  Accounts payable, trade                    $   380,227       $   119,496
  Accrued payable                              1,540,599            46,356
  Accrued interest payable                        27,216               -
  Current portion of long-term
    note payable                                  74,972           230,000
                                             -----------       -----------
          Total current liabilities            2,023,014           395,852

LONG-TERM LIABILITIES
  Note payable                                   805,258           920,000
  Deferred income taxes                          747,000           747,000
                                             -----------       -----------
          Total long-term liabilities          1,552,259         1,667,000
                                             -----------       -----------
          Total liabilities                    3,575,273         2,062,852

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding                  -0-               -0-
  Common stock, $0.50 par value;
    25,000,000 shares authorized;
    12,202,008 shares issued and
    outstanding at September 30, 1997;
    11,313,008 shares issued and
    outstanding at December 31, 1996         $ 3,227,005       $ 2,782,504
  Additional contributed capital              23,001,064        11,540,444
  Accumulated deficit                        ( 4,430,812)       (3,439,779)
                                             -----------       -----------
          Total stockholders' equity          21,797,256        10,883,169

          Total liabilities and
            stockholders' equity             $25,372,529       $12,946,021
                                             ===========       ===========

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three months ended          Nine months ended
                                September 30,               September 30,
                        ---------------------------   -----------------------
                             1997           1996         1997         1996
                        ------------    -----------   ----------   ----------

Revenues                $   700,806       $190,385    $1,107,625   $  576,514

Costs and expenses
  Cost of revenues          272,093         76,396       430,246      202,817
  Selling, general and
    administrative
    expenses                807,930        674,138     1,903,601    1,228,137

       Operating loss      (379,217)      (560,149)   (1,226,223)    (854,440)

Other income (expense)
  Interest income            60,371          4,884       179,441        8,946
  Interest expense          (17,296)           -0-       (48,121)         553
  Miscellaneous income           -0-           -0-       103,869          -0-
                          ----------    ----------    ----------   ----------
       Net loss
         before taxes       (336,142)     (555,266)     (991,033)    (844,941)

Income tax expense               -             -             -            -
                          ----------    ----------    ----------   ----------

       NET LOSS           $ (336,142)   $ (555,266)   $ (991,033)  $ (844,941)
                          ==========    ==========    ==========   ==========

  Net loss per
    common share             $(0. 03)      $( 0.05)     $( 0. 08)      $( 0.08)

Weighted average
  number of common and
  common equivalent
  shares outstanding      11,980,119    10,977,243    11,841,378    10,930,797
                          ==========    ==========    ==========    ==========

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1997
                                  (Unaudited)


                                 Common stock            Common
                           -------------------------      stock
                             Shares       Par value     subscribed
                           ----------     ----------    ----------
Balance,
  December 31, 1996        11,313,008     $2,782,504       -0-

Exercise of warrants          525,000        262,500       -0-

Issuance of stock for
  services                    (36,000)       (18,000)      -0-

Issuance of stock for
  acquisitions                400,000        200,000       -0-

Issuance of stock
  options                         -0-            -0-       -0-

Net loss                          -0-            -0-       -0-
                           ----------     ----------    ----------
Balance,
  June 30, 1997            12,202,008     $3,227,004       -0-
                           ==========     ==========    ==========

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                      Nine months ended September 30, 1997
                                  (Unaudited)


                           Additional
                           contributed    Accumulated
                             capital        deficit         Total
                           -----------    -----------    ------------
Balance,
  December 31, 1996        $11,540,444    $(3,439,779)   $ 10,883,169

Exercise of warrants         2,227,500            -0-       2,490,000

Issuance of stock for
  services                    (173,880)           -0-        (191,880)

Issuance of stock for
  acquisitions               7,640,000            -0-       7,840,000

Issuance of stock
  options                    1,767,000            -0-       1,767,000

Net loss                           -0-      ( 991,033)       (991,033)
                            ----------    -----------     -----------
Balance,
  September 30, 1997        $21,234,064   $(4,430,812)    $21,797,256
                            ===========   ===========     ===========

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30
                                (Unaudited)


                                                     1997           1996
                                                 ------------    -----------
Cash flows from operating activities:
-------------------------------------
  Net income (loss)                               $ (991,033)    $ (844,941)

  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Amortization/depreciation expense            $   176,790    $        76
    Accounts receivable - trade                     (326,896)         3,570
    Inventories                                      (10,925)         9,082
    Deposits and prepaid expenses                    (18,074)        (4,398)
    Accounts payable - trade                         260,731         (9,090)
    Accrued expenses                               1,302,363        (63,664)
    Accrued interest payable                          27,216            -
    Deferred Rent                                        -          (19,775)
    Common stock issued for services                     -          254,080
    Accrued expenses to related parties                  -         (274,106)
    Other                                                -          (81,918)
                                                 -----------    -----------
          Net cash provided by (used in)
            operating activities                 $   612,052    $(1,031,084)

Cash flows from investing activities:
-------------------------------------
  Purchases of property                                  -         (693,870)
  Purchases of landfills                          (4,207,161)           -
  Capital expenditures                                   -              162
  Short-term investments                             726,203       (880,000)
  Note receivable                                     78,850            -
  Accrued interest receivable                          4,774            -
                                                 -----------     ----------
          Net cash provided by (used in)
            investing activities                 $(3,397,334)   $(1,573,708)

    See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                       Nine Months Ended September 30
                                 (Unaudited)


                                                    1997            1996
                                                 -----------    ------------

Cash flows from financing activities:
-------------------------------------
  Paydown of liabilities                          $ (269,770)   $    20,440
  Proceeds from sale of stock                      2,490,000      5,350,000
                                                 -----------    -----------
          Net cash provided by (used in)
            financing activities                  $2,028,350     $5,370,440


Net increase (decrease) in cash                     (756,932)     2,765,648

Cash, beginning of period                        $   841,586    $    (2,519)
                                                 -----------    -----------
Cash, end of period                              $    84,654    $ 2,763,129
                                                 ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION
------------------------------

  The accompanying unaudited financial statements have been prepared by Continental Investment Corporation (the "Company" or "Continental") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Continental Investment Corporation for the short fiscal year ended December 31, 1996, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.


NOTE B - DISCLOSURE REGRDING FORWARD LOOKING STATEMENTS
-------------------------------------------------------

  This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

  (1) Competition: The waste collection/disposal business and the fabric care business are both highly competitive and require substantial amounts of capital. The Company's existing and potential facilities may or would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company may or would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

  (2) Availability of Acquisition Targets: The Company's planned acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance, however, that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate.

  (3) Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, revenues from the construction and demolition landfill described in Note E on page 13 of this report and revenues generated from the operation of its fabric care business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

  (4) Economic Conditions: The Company's existing and potential waste disposal businesses may or would be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the potential volume of waste that might be disposed of at the Company's facilities and/or the price that the Company would charge for its services. Additionally, the demand for FIBER-SEAL's services may be adversely affected by an economic downturn.

  (5) Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's existing and potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

  (6) Dependence on Senior Management: The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for operations management with franchising and waste industry experience will also increase. The future availability of such experienced management cannot be predicted. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

  (7) Influence of Government Regulation: The Company's potential operations would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

  (8) Potental Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.


NOTE C - NET LOSS PER COMMON SHARE
----------------------------------

  Net loss per common share is based on the weighted average number of outstanding common shares during the period and, if their effect is dilutive, common stock equivalents consisting of stock options.


NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

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


NOTE E - ACQUISITION OF CONSTRUCTION AND DEMOLITION LANDFILL
------------------------------------------------------------

  During the quarterly period ended September 30, 1997, the Company acquired an operating construction and demolition ("C & D") landfill in metropolitan Atlanta, Georgia in exchange for consideration totaling $2.74 million. The purchase price consisted of immediate cash consideration of $2.5 million and an obligation to make future cash payments totaling $240,000. A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. The acquisition was accounted for as a purchase and the operating results of the acquired landfill have been included in the financial statements of the Company since the acquisition. The following pro forma information compares the results of operations as if the acquisition had been consummated as of the beginning of each of the nine and three-month periods ending September 30, 1997 and 1996.

                           Nine months ended          Three months ended
                              September 30,               September 30,
                           1997          1996          1997          1996
                        ----------    ----------    ----------    ----------

  Revenue               $1,806,805    $1,491,688    $  789,869    $  495,343

  Net Loss              $ (834,675)   $ (778,622)   $ (216,552)   $ (536,472)

  Net loss per
    common share             $(.07)        $(.07)        $(.02)        $(.05)


  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.


NOTE F - TRANSACTIONS WITH WASTEMASTERS, INC.
---------------------------------------------

  During the quarterly period ended September 30, 1997, the Company purchased from WasteMasters, Inc. 100% of the issued and outstanding shares of two corporations which had been wholly-owned subsidiaries of WasteMasters, Inc. Such corporations, Trantex, Inc. (which owns a landfill site in Kirksville, Missouri) and WasteMasters of Georgia, Inc. (which owns a landfill site in Walker County, Georgia,) are now wholly-owned subsidiaries of Continental Technologies Corporation of Georgia, which is itself a wholly-owned subsidiary of Continental Investment Corporation.

  As per another provision of its agreement with WasteMasters, Inc., the Company acquired 4,500,000 shares of newly-issued Common Stock and 5,000,000 shares of newly-issued Series A Preferred Stock of WasteMasters, Inc. directly from WasteMasters, Inc., a publicly traded corporation engaged in the waste disposal business. Such shares comprise 12.9% of the total number of shares of WasteMasters' Common Stock that are currently outstanding and 100% of the total number of shares of WasteMasters Series A Preferred Stock that are currently outstanding. Each share of Preferred Stock is entitled to one vote on any matter on which shareholders will vote, and is convertible into 5.1 shares of WasteMasters Common Stock.
  If Continental were to fully convert the Series A Preferred into Common Stock, Continental would then own approximately 49% of the total number of shares of WasteMasters Common Stock. In addition, a Warrant for the Purchase of Shares of WasteMasters Common Stock was issued by WasteMasters, Inc. to Continental Investment Corporation giving Continental the option, exercisable until August 29, 1999, to acquire up to 100 million shares of WasteMasters Common Stock in exchange for up to 1 million shares of Continental Common Stock based upon an exchange ratio of 1 share of Continental Common Stock for 100 shares of Wastemasters, Inc. Common Stock. In the event that Continental exercises in full its Warrant and fully converts its WasteMasters Preferred Stock into WasteMasters Common Stock, Continental would own approximately 81% of the then issued and outstanding shares of Common Stock of WasteMasters on a fully diluted basis. The total consideration for all of the transactions with WasteMasters, Inc. described above was $10,729,928.


Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations.
        --------------------------

        Results of Operations
        ---------------------

                      Nine Months Ended September 30, 1997
                Compared to Nine Months Ended September 30, 1996
                ------------------------------------------------
Revenues
--------
     During the nine months ended September 30, 1997, revenues of the Company were derived primarily from the FIBER-SEAL fabric care and treatment business and from the C & D landfill that was acquired during the quarterly period ended September 30, 1997. Revenues for the nine months ended September 30, 1997 increased $531,111 (92.12%) to $1,107,625 from $576,514 for the nine months ended September 30, 1996. The increase in revenues was primarily a result of the acquisition of the C & D landfill described in Note E on page 13 of this report. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal year 1998.

Cost of Revenues
----------------
     Cost of revenues for the nine months ended September 30, 1997 increased $227,429 (112.13%) to $430,246 (representing 38.84% of revenues) from $202,817
(representing 35.18% of revenues) for the nine months ended September 30, 1996. The increase in the cost of revenues was primarily a result of the acquisition of the C & D landfill described in Note E on page 13 of this report.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 1997 increased $675,464 (54.10%) to $1,903,601 from
$1,228,137 for the nine months ended September 30, 1996. The increase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a waste disposal site (e.g., consulting fees, increased legal fees, increased personnel costs, the rental of office space in Atlanta, increased travel expenses, etc.), the expenses incurred as a result of the acquisitions described in Notes E and F on pages 13 and 14 of this report, and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss
--------------
     Operating loss for the nine months ended September 30, 1997 increased $371,783 (43.51%) to $1,226,223 from $854,440 for the nine months ended
September 30, 1996. This was due to an increase in revenues for the nine months ended September 30, 1997 of $531,111 (a 92.12% increase) to
$1,107,625 from $576,514 for the nine months ended September 30, 1996, an increase in cost of revenues for the nine months ended September 30, 1997 of $227,429 (a 112.13% increase) to $420,246 from $202,817 for the nine months ended September 30, 1996, and an increase in selling, general and administrative (SG&A) expenses for the nine months ended September 30,1997 of $675,464 (a 54.10% increase) to $1,903,601 from $1,228,137 for the nine months ended September 30, 1996.

Interest Income
---------------
     Interest income of $179,441 for the nine months ended September 30, 1997 increased by $170,495 as compared with the nine months ended September 30, 1996 during which period the Company had $8,946 of interest income. Such increase was due to the Company's significantly increased holdings of cash and short term investments during the fiscal 1997 period as compared with the fiscal 1996 period.

Interest Expense
----------------
     Interest expense for the nine months ended September 30, 1997 increased by $48,674 to $48,121 from a credit of $553 for the nine months ended September 30 1996. The increase was due to the note payable issued in connection with the September 1996 acquisition of additional FIBER-SEAL assets.

Miscellaneous Income
--------------------
     Miscellaneous income for the nine months ended September 30, 1997 of $103,869 consisted of gains on accounts payable that were settled for less than the sums that had been previously accrued for them. There was no miscellaneous income for the nine months ended September 30, 1996.

Net Loss
--------
     The net loss for the nine months ended September 30, 1997 increased $146,092 (17.29%) to $991,033 from $844,941 for the nine months ended
September 30, 1996. Such increase was primarily due to significantly higher selling, general and administrative expenses offset to a great extent by earnings from the C & D landfill described in Note E on page 13 of this report.

                   Three Months Ended September 30, 1997
              Compared to Three Months Ended September 30, 1996
              --------------------------------------------------
Revenues
--------
     During the three months ended September 30, 1997, revenues of the Company were derived primarily from the C & D landfill that was acquired during the quarter and from the FIBER-SEAL fabric care and treatment business.
Revenues for the quarter ended September 30, 1997 increased $510,421 (268.10%) to $700,806 from $190,385 for the quarter ended September 30, 1996. The increase in revenues was primarily a result of the acquisition of the C & D landfill described in Note E on page 13 of this report. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal year 1998.

Cost of Revenues
----------------
     Cost of revenues for the quarter ended September 30, 1997 increased $195,697 (256.16%) to $272,093 (representing 37.02% of revenues) from $76,396
(representing 40.13% of revenues) for the quarter ended September 30, 1996. The increase in the cost of revenues was primarily a result of the acquisition of the C & D landfill.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 1997 increased $133,792 (19.85%) to $807,930 from $674,138 for the quarter ended September 30, 1996. The increase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a waste disposal site (e.g., consulting fees, increased legal fees, increased public relations expenses, and increased travel expenses), the expenses incurred as a result of the acquisition of the C & D landfill, and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss
--------------
     Operating loss for the quarter ended September 30, 1997 decreased $180,932 (32.30%) to $379,217 from $560,149 for the quarter ended
September 30, 1996. This was due to an increase in revenues for the quarter ended September 30, 1997 of $510,421 (a 268.10% increase) to $700,806 from
$190,385 for the quarter ended September 30, 1996, an increase in cost of revenues for the quarter ended September 30, 1997 of $195,697 (an 256.16% increase) to $272,093 from $76,396 for the quarter ended September 30, 1996, and an increase in selling, general and administrative (SG&A) expenses for the quarter ended September 30, 1997 of $133,792 (a 19.85% increase) to $807,930 from $674,138 for the quarter ended September 30, 1996.

Interest Income
---------------
     Interest income of $60,371 for the quarter ended September 30, 1997 increased by $55,487 as compared with the quarter ended September 30, 1996 during which quarter there was $4,884 interest income. Such increase was due to the Company's significantly increased holdings of cash and short-term investments during the fiscal 1997 period as compared with the fiscal 1996 period.

Interest Expense
----------------
     Interest expense was $17,296 for the quarter ended September 30, 1997 as a result of the note payable issued in connection with the September 1996 acquisition of additional FIBER-SEAL assets. During the quarter ended September 30, 1996, there was no interest expense.

Net Loss
--------
     The net loss for the quarter ended September 30, 1997 decreased $219,214 (39.46%) to $336,142 from $555,266 for the quarter ended September 30, 1996. Such decrease was primarily due to the significantly increased revenues and decreased operating loss (as a result of the acquisition of the C & D landfill described in Note E on page 13 of this report) and increased interest income, offset in part by higher selling, general and administrative expenses and higher interest expense.


     Liquidity and Capital Resources
     -------------------------------

Cash and Short-Term Investments
-------------------------------
     Cash and short-term investments as of September 30, 1997 were $1,580,751, a decrease of $1,640,835 as compared with the cash and short-term investments position of $3,221,586 at December 31, 1996. Such decrease was primarily due to the expenditure of $2.5 million of cash in the acquisition of the C & D landfill described in Note E on page 13 of this report.

Capital Expenditures
--------------------
     The Company currently has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire landfills and related waste disposal industry assets in the future.

Capital Resources
-----------------
     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, revenues from the construction and demolition landfill described in Note E on page 13 of this report and revenues generated from the operation of its fabric care business. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,490,000 of common stock purchase warrants were exercised during the nine months ended September 30, 1997.


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

        (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

             None

        (b)  Reports on Form 8-K.

             The following reports were filed during the quarter for which this Form 10-QSB is filed:

             1. Report dated August 21, 1997. This report described the acquisition of the C & D landfill in metropolitan Atlanta, Georgia.

             2. Report dated September 17, 1997. This report described the an amendment to Continental's fiscal 1996 Form 10-KSB Report reflecting certain changes in the fiscal 1996 financial statements.

             3. Report dated September 24, 1997. This report described the investment in WasteMasters, Inc. and the acquisition of two

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CONTINENTAL INVESTMENT CORPORATION
                                      (Registrant)


                                      By: /S/  R. Dale Sterritt, Jr.
                                          --------------------------
                                          R. Dale Sterritt, Jr.
                                          Chairman, President and
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /S/ G. Michael Lawshe
                                          --------------------------
                                          G.  Michael Lawshe
                                          Principal Accounting Officer


DATE: November 19, 1997