Form 10KSB/A
period 1996-09-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1997-12-29
CIK 24077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                      ________________________________

                             FORM 10-KSB/A NO. 3

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the fiscal year ended September 30, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission File Number 0-3743
                      ________________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 27, 1996, is approximately $113,378,973 based upon the closing bid price of $21.125 per share as reported for such date by Trading and Market Services of The NASDAQ Stock Market, Inc.

     As of December 27, 1996, the registrant had outstanding 11,313,195 shares of Common Stock.

                                   PART I
                                   ------

ITEM 1.   DESCRIPTION OF BUSINESS.
----------------------------------
Background
----------
     Continental Investment Corporation (the "Company") was incorporated on October 3, 1958, in the State of Georgia, as a real estate investment and development company. In 1965, the Company purchased 133 acres of land (the "Property") located approximately 10 miles southwest of downtown Atlanta, Georgia. From 1966 to 1993, 65 acres of the Property along with mineral rights were leased to a mining and quarrying company. The lease and mineral rights to the Property expired in 1993, and the Company subsequently engaged in reclamation activities in preparation for an alternative use of the Property. During the fiscal year ending ("fiscal") September 30, 1996, the Company purchased an additional 96 acres adjacent to the Property.

     Effective January 5, 1994, in order to diversify the Company's business operations and to provide the Company with operating revenue, the Company acquired all of the capital stock of FIBER-SEAL Holdings, Inc. ("FSH") through the merger of a wholly-owned subsidiary of the Company with and into FSH. During fiscal 1995, all unexploited marketing rights to the intellectual property of the FIBER-SEAL(R) Fabric Care System were transferred to FIBER-SEAL Franchise Corporation ("FSFC"), a wholly-owned subsidiary of the Company which was formed to facilitate the expansion of the FIBER-SEAL business. In September 1996, the Company acquired all of the operating assets and liabilities of FIBER-SEAL of Dallas ("FSD") and FIBER-SEAL SERVICES INTERNATIONAL, INC. ("FSSI") from Sterritt Properties, Inc. ("SPI"), the majority shareholder of the Company, in exchange for a promissory note in the principal amount of $1,150,000. Pursuant to this transaction, the Company acquired all operations of FSSI and FSD, and all trademarks, servicemarks, logos, and tradenames, of or related to, FIBER-SEAL.

     The Company currently is engaged in the business of fabric care and service protection through its FIBER-SEAL subsidiaries and the commercialization and development of the Property.

FIBER-SEAL Fabric Care System(R)
-----------------------------
     Since 1971, FIBER-SEAL Fabric Care System(R) brand services and products have provided customers with cleaning, stain removal and lasting protection for carpets and other fine interior fabric coverings and surfaces and cleaner, newer looking interiors. The products and services are currently being provided in the United States and other countries through FSSI which has licensing agreements with approximately 60 service centers. With over 25 years of continuous operations, the FIBER-SEAL business has established long-term relationships, credibility and brand awareness with architects, interior designers and manufacturers. FIBER-SEAL customers include individual residences, real estate developments, restaurants, offices, and commercial aircraft.

     The Company's current goal is to convert the primary basis by which it conducts its FIBER-SEAL business from licensing to franchising during fiscal 1997 and fiscal 1998. The Company believes that through franchising its FIBER-SEAL revenues can be increased significantly. The Company believes that it will be able to derive greater revenue from initial and periodic franchise payments which will be charged to franchisees in addition to revenue-based royalties as opposed to the revenues derived from its licensees, which historically have been exclusively revenue-based royalty payments. The Company believes it can accomplish this conversion to a franchise-based business without jeopardizing its gross revenues derived from the FIBER-SEAL business. It is the Company's belief that the conversion will not subject the Company to any material adverse risks to the Company's financial position and results of operations. Concurrently, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the United States during fiscal 1998. While the Company believes that FIBER-SEAL revenues can be significantly enhanced through franchising and geographic expansion, there can be no assurance that the Company will be able to accomplish any of these goals.

Proposed Atlanta Region Waste Management Facility
-------------------------------------------------
     In 1994, the Company undertook an analysis of potential uses of the Property. The study concluded that the Property was potentially viable as a multi-use waste disposal, transfer, and management recycling facility. The Company believes that a regional waste management facility is the most beneficial potentially viable use of the Property. According to the National Solid Wastes Management Association, the solid waste industry had estimated revenues of approximately $32 billion in 1994. The Company presently is evaluating the development and commercialization of the Property as an inert waste landfill disposal facility (i.e., one that may accept only wastes that will not or are not likely to generate contamination to surrounding soils or groundwater); a municipal solid waste landfill (which can accept any household or commercial waste); and/or a transfer station which is a waste management facility where solid waste is received from collection vehicles and transferred by road or rail to, and compacted in, large, specially designed and constructed trailers for transportation to distant disposal facilities. While The Company hopes to commence waste management operations at the Property during fiscal 1997 or 1998, there can be no assurance that the Company will be able to do so.

The Atlanta Property
--------------------
     The Property consists of 229 acres in Fulton County, Georgia, within the Atlanta city limits approximately 10 miles southwest of downtown Atlanta. Fulton County is one of the nine counties that comprise the "Atlanta Region" which includes Fulton (City of Atlanta), Gwinnett, DeKalb, Rockdale, Henry, Clayton, Fayette, Douglas, and Cobb. The Property is effectively at the epicenter of the 9-county region which the Company anticipates would be the primary market for its proposed waste management services.

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

     A section of the westerly portion of the Property underwent granite surface mining from 1966 to 1993. Approximately 20 acres have been excavated to depths in excess of 500 feet (maximum depth of 641 feet). A smaller excavation on the Property has been mined to a depth of approximately 150 feet. Studies obtained by the Company indicate that these excavations are suitable for landfill use. Soil borings evidence significant amounts of overburden that can be used for cover material in landfill operations, as well as large amounts of granite. Granite mining also is being evaluated as a potential source of additional income from the Property. The potential resumption of granite mining activities represents a possible additional benefit to the Company because it could also increase the landfill capacity of the Property.

Municipal Solid Waste Disposal Business Risks
---------------------------------------------
     There are potential, often unforeseeable, business risks and costs to which the Company will be subject in its efforts to establish a solid waste management facility at the property. Such risk factors include, but are not limited to: a future reduction in the volume of solid waste available for landfill disposal resulting from legislative or regulatory action focused on the reduction of waste volume; public concern regarding the potential for adverse effects on public health, the environment, and land property values attributable to wastes disposed of at landfills; the difficulty of obtaining permits to expand or establish disposal sites and public and private opposition to the location, expansion and operation of landfills; stringent environmental laws and regulations and substantial potential liability for the violation of those laws and regulations; expanding governmental actions attempting to restrict the interstate movement of waste for disposal; costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and long-term care obligations;
the obligation to manage any adverse affects on the environment that may materialize at the Property; possible judicial and administrative proceedings regarding alleged adverse environmental and health effects occasioned by landfill operations; and potential regulations requiring a landfill operator to demonstrate financial strength that would enable compliance with prescribed or changing standards and methods of operation, as well as closure and post-closure care requirements.

     Although environmental impairment liability insurance which provides coverage against clean-up costs and bodily injury to non-employees and property damage caused by off-site pollution emanating from a landfill is available, the Company may be unable to obtain such insurance, or decide to operate without such insurance. In that event, a partially or completely uninsured claim against the Company, if successfully prosecuted and of sufficient magnitude, could have a material adverse effect upon the Company's business or financial condition. The lack of insurance also could impair the Company's ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage.

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

Environmental and Other Regulations
-----------------------------------
     Authority to issue Georgia permits for construction and operation of municipal solid waste landfills, provided they are issued subject to facility compliance with Subtitle D of The Federal Resource Conservation and Recovery Act of 1976 (the "RCRA"), rests with the Environmental Protection Division of the State of Georgia Department of Natural Resources ("EPD"). The Company will prepare an application that meets the requirements of the EPD and that demonstrates facility compliance with RCRA, Subtitle D requirements. Locally, the City of Atlanta will be requested to issue a Special Use Permit granting the Company authority to operate a landfill on the Property.

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

     Operation of the potential landfill will require that significant costs be incurred relating to liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and post-closure care obligations. These costs may adversely impact the profit potential of the Company's potential landfill operations by increasing the cost to construct and operate the landfill. The Company will require substantial additional financing to develop the Property, and there can be no assurance that such financing will be available.

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

     In order to operate a landfill or transfer station, the Company typically will have to undergo several governmental review processes and obtain one or more operating permits and often zoning and other land use approvals. These permits and zoning or land use approvals are difficult, time consuming, and expensive to obtain and are usually opposed by various local elected officials and citizens groups. There can be no assurance that the Company will be able to obtain any permit necessary to its proposed waste management operations.

     The Company's proposed waste management business would subject it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and could give rise to increased costs for monitoring and corrective measures. In connection with any possible acquisition of existing landfills, which the Company may undertake in the future, it often will be necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. The Company's proposed waste management operations will be subject to regulation, principally under the following federal statutes:

     The Solid Waste Disposal Act ("SWDA"), as amended by the
     Resource Conservation and Recovery Act of 1976, as amended ("RCRA")
     -----------------------------------------------------------------

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

     The Federal Water Pollution Control Act of 1972
     ("The Clean Water Act")
     ------------------------------------------------

     The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, groundwater or other surface or subsurface waters. If runoff from the Company's proposed waste management facility is discharged into surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company will work with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. In addition, where development may alter or affect wetlands, a permit must be obtained before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites. The Clean Water Act provides for civil, criminal and administrative penalties for violations of specified sections of the Clean Water Act.

     The Comprehensive Environmental Response, Compensation and
     Liability Act of 1980, as amended (Superfund or "CERCLA")
     ----------------------------------------------------------

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

     The Occupational Safety and Health Act of 1970 (the "OSHA Act")
     -------------------------------------------------------------
     The OSHA Act authorizes the Occupational Safety and Health
Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's proposed waste management operations.

     The Clean Air Act
     -----------------

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

     State and Local Regulation
     --------------------------

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

     The Company's potential collection and landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida, Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills, through waste planning, composting and recycling or other programs, within the next few years. A number of states have taken, or are considering, steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and white goods, such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect adversely the Company's ability to operate its proposed waste management facility at full capacity.

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

     The permits or other land use approvals with respect to a landfill, as well as state or local regulations, may (i) restrict a landfill to accepting waste that originates from a specified geographic area and/or (ii) specify the quantity of waste that may be accepted at a landfill during a given time period and/or (iii) specify the types of waste that may be accepted at the landfill.

     Proposed Atlanta municipal solid waste landfills must file for a Special Use Permit ("SUP") with the City of Atlanta, and a Permit to Construct and Operate a Landfill ("PCO") with the Environmental Protection Division of The State of Georgia Department of Natural Resources ("EPD"). Notice of such applications must be filed with counties lying contiguous to the county within which the Property is located. These permits, if granted, would give the Company authority to accept municipal solid waste as well as inert waste, and construction and demolition debris. Upon filing these permit applications, opposition may arise from city of Atlanta and surrounding county residents regarding environmental and quality of life issues. It is anticipated that the city of Atlanta may impose operating protocols on which the SUP permits are contingent. Once in operation, both the city and state may inspect the Property, without notification to the operator, to investigate regulatory and permit compliance. Compliance issues covered in the required permits include liner installation, leachate collection system installation, periodic cover requirements and groundwater monitoring systems. Landfill operators may also petition the various permitting authorities, provided that there is sufficient justification, for regulatory variances that eliminate or reduce some requirements outlined in the petitions. In the case of the Property, this would include petitioning to diminish/lessen the liner requirement, as based on water levels, there will be little or no groundwater seepage/contamination. Although a variance would significantly reduce costs associated with the construction of the landfill, there can be no assurance that the Company would be able to obtain a variance for its proposed waste management facility.

     Disclosure Regarding Forward Looking Statements
     -----------------------------------------------

     This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, oral or written, containing Forward Looking Statements. Although the Company intends that any such Forward Looking Statements will be based upon reasonable expectations, it can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the important factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

     Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's $.50 par value common (the "Common Stock") stock and, the revenues generated from the operation of its fabric care business. Historically, revenues from the fabric care operation have not been adequate to fund the operations of the Company. The Company raised $5,500,000 through the sale of the common stock in private placements and pursuant to the exercise of outstanding options during fiscal 1996. If the Company is unable to obtain adequate funds from operating revenues, sales of Common stock or through alternative financing arrangements, it may be necessary to delay the development of the Property as a municipal solid waste landfill. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Property, including re-opening the Property as a granite quarry, and/or using the Property for the disposal of inert debris and/or the storage of recyclable materials. Because of potential political, legal, and other unforeseeable factors, there can be no assurance that the Company will be able to accomplish any of its goals for the Property.

     Economic Conditions: As with any business, the Company's fabric care and potential waste management business would be affected by general economic conditions.

     Dependence on Senior Management: The Company is highly dependent upon its senior management. In addition, as the Company continues to grow, its requirements for operations management with franchising and waste management industry experience will also increase. The future availability of such experienced management cannot be predicted. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

     Influence of Government Regulation: The Company's proposed waste management operations will be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permitting procedures, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

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

ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------

     The principal fixed asset of the Company is the Property and 283.5 acres of real estate located approximately 50 miles from Dallas in Ellis County, Texas. The Texas property is held for future development or resale. The Company has no timetable for such development or resale.

     The Company leases approximately 8,481 square feet of office and warehouse space in Dallas, Texas.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     Sterritt Properties, Inc. v. Raymond Donner, et al, District Court of Dallas County Texas: On September 19, 1996 Sterritt Properties, Inc., the majority shareholder of the Company, filed an Original Petition and Application For Temporary Restraining Order and Temporary Injunction (the "Petition") against Raymond Donner, Ronnie Davidson, Richard Jepson Egglishaw, Business Ventures, Inc. ("BVI"), Hilvick Investments Limited and Strachens Management Services, Ltd. The Petition, as amended, alleges that the defendants breached a contract with the plaintiff and committed fraud in connection with a transaction whereby the plaintiff transferred to BVI an $800,000 promissory note from the Company which was convertible into 1,600,000 shares of the Company's Common Stock. The Note subsequently was converted by BVI and 1,600,000 shares (the "Disputed Shares") of the Common Stock were issued to BVI. The Petition, as amended, seeks recision, monetary and injunctive relief against the defendants other than the Company, and that the Company be enjoined from transferring the Disputed Shares and ordered to cancel the Disputed Shares. On October 14,1996 the District Court of Dallas entered an Agreed Temporary Injunction enjoining the sale transfer or assignment of any of the Company's Common Stock held directly or indirectly by any of the defendants. On November 22, 1996 the Company was named as a defendant to this action in order that it would be bound by any order of the District Court concerning the ultimate disposition of the Disputed Shares.
The Company is not alleged to have breached any contract with, or to have participated in any fraud against, the plaintiff. Thus far, based upon the nature of the allegations of the Petition, the Company has not taken an active role in this matter. As and if necessitated by the development of the facts underlying this dispute, the Company will take any action against any party it deems necessary and appropriate to protect its interests and those of its shareholders. The Company will comply with any final orders of the District Court (or any appropriate appellate court) concerning the Disputed Shares.

     The Company also is currently a party to routine litigation incidental to its business. Based upon the scope and magnitude of these actions, the Company does not believe these claims, if determined adversely to the Company, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.


                                   PART II
                                   -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

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
                         Year Ended            Year Ended
                     September 30, 1996    September 30, 1995
                     -------------------   ------------------
                        High     Low         High      Low
                     --------- ---------   --------  --------
       4th Quarter     $30.50   $16.50       $6.00    $4.00
       3rd Quarter     $26.00   $ 3.50       $6.25    $2.88
       2nd Quarter     $ 5.00   $ 4.13       $5.63    $2.88
       1st Quarter     $ 5.13   $ 4.00       $6.00    $4.00

     There were 1,222 holders of record of the Common Stock as of December
27, 1996. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The Company has not declared any dividends on its Common Stock during fiscal years 1995 or fiscal 1996. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------

     Results of Operations
     ---------------------

Revenues
--------
     Revenues of the Company are currently derived solely from the FIBER-SEAL fabric care and treatment business. Revenues for fiscal 1996 decreased $84,050 (9.31%) to $818,978 from $903,028 in fiscal 1995. Such decrease was due to a $30,002 (representing 3.32% out of the total 9.31% decrease) non-recurring sale of mined rock from the Atlanta quarry site in fiscal year 1995, and a $54,048 (representing 5.98% out of the total 9.31% decrease) decline in revenue from FIBER-SEAL. The decline in FIBER-SEAL revenues was primarily caused by normal periodic business fluctuations and to a lesser extent., disruptions resulting from management changes at FIBER-SEAL. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation during fiscal years 1997 and 1998. It is the Company's opinion that the conversion will not result in the creation of any material risks that could potentially have an adverse impact upon the Company's financial condition and results of operations. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U.S. during fiscal year 1998. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced.

Cost of Revenues
----------------
     Cost of revenues for fiscal 1996 decreased $41,980 (10.21%) to $369,435 from $411,415 in fiscal 1995 as a result normal periodic business fluctuations. Cost of revenues for fiscal 1996 was 45.11% as compared to
45.56 % in fiscal 1995.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for fiscal 1996 increased $307,599 (29.26%) to $1,358,719 from $1,051,120 in fiscal 1995. The increase was due to a variety of factors related to the development and potential use of the Property as a waste management site, including consulting fees, increased legal fees, increased public relations expenses, and increased travel expenses. Additional SG&A expenses for FIBER-SEAL were due primarily to expenses related to the development of a plan to begin conversion from the current licensing method to a franchise operation.

Operating Loss
--------------
     Operating loss for fiscal 1996 increased $349,669 ( 62.49%) to $909,176 from $559,507 in fiscal 1995. This was due to the decrease in revenues in fiscal 1996 of $84,050 (a 9.31% decrease) to $818,978 from $903,028 in fiscal 1995 and the increase in selling, general and administrative (SG&A) expenses for fiscal 1996 of $307,599 (a 29.26% increase) to $1,358,719 from $1,051,120 in fiscal 1995, offset in part by the decrease in cost of revenues for fiscal 1996 of $41,980 (a 10.21% decrease) to $369,435 from $411,415 in fiscal 1995.
                                    -15-

Interest Income
----------------
     Interest income was $8,946 in fiscal 1996. There was no interest income in fiscal 1995.

Interest Expense
----------------
     Interest expense in fiscal 1996 increased by $3,462 (3.64%) to $ 98,564 from $95,102 in fiscal 1995.

Loss Before Income Taxes
------------------------
     The loss before income taxes for fiscal 1996 increased $344,185 (52.58%) to $998,794 from $654,609 in fiscal 1995.

Deferred Income Tax Expense
---------------------------
     In fiscal 1996 there was no deferred income tax expense. Fiscal 1995 had a deferred income tax expense of $1,321.

Extraordinary Credit - Gain on Debt Forgiveness
-----------------------------------------------
     In fiscal 1996 there were no extraordinary credits as compared to fiscal 1995 which had an extraordinary credit of $39,246 due to a gain on debt forgiveness from a legal settlement.

Net Loss
--------
     The net loss for fiscal 1996 increased $382,110 (61.96%) to $998,794 from $616,684 in fiscal 1995. Such increase was due primarily to the lower revenues and higher selling, general and administrative expenses, offset in part by the lower cost of revenues.

     If the Company is unable to obtain adequate funds from operations, the sale of the Common stock, or alternative financing arrangements, it may be necessary to delay the development of the Property as a municipal solid waste management facility. Should this delay occur, the Company may pursue one or more of its potential alternative plans to produce revenues from the Property, which include possibly re-opening the Property as a granite quarry, and/or using the Property for the disposal of inert debris and/or the storage of recyclable materials. There can be no assurance that the Company will be able to accomplish any of its goals for the Property.


Liquidity and Capital Reserves
------------------------------

Cash
----
     Cash at September 30,1996 was $2,763,129, an increase of $2,744,964 as compared with the cash position of $18,165 at September 30, 1995. Such increase was due to capital raised by the sale of shares of common stock of the Company in private placements and pursuant to the exercise of outstanding options.

Working Capital
---------------
     At the end of fiscal 1996 the Company had working capital of $3,224,268 and a current ratio of 7.8 to 1 as compared to a working capital deficit of $615,301 and a current ratio of .03 to 1 at the end of fiscal 1995.

Cash Flows
----------
     Net cash used in operating activities during fiscal 1996 increased $832,165 (238.44%) to $1,181,166 as compared with the $349,001 of net cash used in operating activities during fiscal 1995. Such increase was primarily due to payment of accrued expenses, prepaid expenses and accounts payable.

     Net cash used in investing activities during fiscal 1996 increased $1,564,397 to $1,573,870 from $9,473 in fiscal 1995. Such increase was due to the issuance of a note receivable and purchases of property.

     Net cash provided by financing activities during fiscal 1996 increased $5,125,576 (1,368.92%) to $5,500,000 from $374,424 in fiscal 1995. Such increase was due to significant larger sales of common stock in private placements and pursuant to the exercise of outstanding options.

Capital Expenditures
--------------------
     The Company has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire real property in the future.

Dilution
--------
     During fiscal year 1996 the Company sold common stock in private placements, pursuant to the exercise of outstanding options and in consideration for services rendered or for real property acquired by the Company. The shares of the Common Stock sold during fiscal 1996 for these purposes constituted approximately 27.3% of the shares of Common Stock outstanding at the close of fiscal 1995, and, in the aggregate, diluted the ownership interest of the Company's shareholders as of the close of fiscal 1995. Any future issuance's of the Common Stock, whether for cash, as consideration for the Company's property or services, or otherwise will dilute the ownership interest of the Company's existing shareholders.

Capital Resources
-----------------
     The primary source of capital during fiscal 1996 was derived from the sale of common stock in private placements and pursuant to the exercise of outstanding options. Capital resources continue to be utilized primarily to
(1) fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Property as a waste management facility and (2) to acquire additional land adjacent to the Property. The Company invested $5,352,691 during fiscal 1996 in additional land adjacent to the Property in Atlanta. None of the Company's real estate holdings are encumbered by any debt.

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


ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

                        INDEX TO FINANCIAL STATEMENTS


                                                              Page

Report of Independent Certified Public Accountants .........   F-1

Consolidated Balance Sheet as of
  September 30, 1996 ......................................    F-2

Consolidated Statements of Operations for the years ended
  September 30, 1996 and 1995 .............................    F-4

Consolidated Statement of Stockholders' Equity
  for the years ended September 30, 1996
  and 1995 ................................................    F-5

Consolidated Statements of Cash Flows
  for the years ended September 30, 1996
  and 1995 ................................................    F-6

Notes to Financial Statements .............................    F-8

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

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           Year ended September 30,


                                                   1996             1995
                                                ----------       ----------

Revenues                                        $  818,978       $  903,028

Costs and expenses
  Cost of revenues                                 369,435          411,415
  Selling, general and
    administrative expenses                      1,358,719        1,051,120
                                                ----------       ----------
                                                 1,728,154        1,462,535

          Operating loss                          (909,176)        (559,507)

Other income (expense)
  Interest income                                    8,946              -
  Interest expense                                  (8,472)         (12,068)
                                                ----------       ----------
                                                       474          (12,068)
                                                ----------       ----------

          Loss before income taxes                (908,702)        (571,575)

Deferred income tax expense                            -              1,321
                                                ----------       ----------

          Loss before extraordinary credit        (908,702)        (572,896)

Extraordinary credit - gain on
  debt forgiveness                                     -             39,246
                                                ----------       ----------

          NET LOSS                              $ (908,702)      $ (533,650)
                                                ==========       ==========
Per share data
  Loss before extraordinary
    credit per common share                          $(.09)           $(.07)
                                                     =====            =====

  Loss per common share                              $(.09)           $(.07)
                                                     =====            =====

  Weighted average number of
    common and common equivalent
    shares outstanding                           9,746,092        8,181,482
                                                ==========       ==========

     The accompanying notes are an integral part of these statements.

                         Continental Investment Corporation and Subsidiaries

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       As of September 30, 1996
                                                               Additional
                                         Common stock          contributed    Treasury Stock      Accumulated
                                      Shares    Par value        capital      Shares   Amount       deficit          Total
                                     ---------  ----------    ------------   -------  --------    -----------     -----------
Balances at October 1, 1994          7,027,327  $  639,664    $   238,930     7,209   $(26,771)   $  (387,827)    $   463,996

Accumulated deficit of
  acquired business                        -           -              -         -         -          (188,731)       (188,731)

Reclassification of
  equity related to
  acquired businesses                      -           -        1,150,000       -         -        (1,150,000)            -
                                    ----------  ----------    -----------    -------  --------    -----------     -----------
Balances at October 1, 1994
  - as restated                      7,027,327     639,664      1,388,930     7,209    (26,771)    (1,726,558)        275,265

Conversion of debt to stock          1,600,000     800,000            100       -         -               -           800,100

Sales of stock in
  private placement                     80,000      40,000        360,000       -         -               -           400,000

Purchase of land for stock             150,000      75,000        675,000       -         -               -           750,000

Issuance of stock for services          16,200       8,100         77,899       -         -               -            85,999

Stock issued for
  debt forgiveness                      10,000       5,000         45,000       -         -               -            50,000

Net loss                                   -           -              -         -         -          (533,650)       (533,650)
                                    ----------  ----------    -----------    -------  --------    -----------     -----------
Balances at September 30, 1995       8,883,527   1,567,764      2,546,929     7,209    (26,771)    (2,260,208)      1,827,714

Retirement of treasury stock            (7,209)     (3,604)       (23,167)   (7,209)    26,771            -               -

Sale of stock in private placement     955,000     477,500      5,022,500       -          -              -         5,500,000

Issuance of stock for services          50,800      25,400        228,680       -          -              -           254,080

Issuance of stock for land           1,427,940     713,969      4,877,852       -          -              -         5,591,821

Distribution to shareholder                -           -       (1,150,000)      -          -              -        (1,150,000)

Net loss                                   -           -              -         -          -         (908,702)       (908,702)
                                    ----------  ----------    -----------    -------  --------    -----------     -----------
Balances at September 30, 1996      11,310,058  $2,781,029    $11,502,794       -      $   -      $(3,168,910)    $11,114,913
                                    ==========  ==========    ===========    =======  ========    ===========     ===========

     The accompanying notes are an integral part of these statements.

               Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended September 30,

                                                      1996           1995
                                                   -----------     ----------
Cash flows from operating activities:
  Net loss                                         $ (908,702)     $(533,650)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Amortization and depreciation expense            2,333          2,334
       Common stock issued as consideration
         for services                                 254,080         85,999
       Deferred income taxes                              -            1,321
       Change in operating assets
         and liabilities
           Accounts receivable - trade                (12,832)           -
           Other current assets                       (67,711)       (24,792)
           Accounts payable - trade                   (39,264)        48,760
           Accrued expenses                           (67,091)        48,705
           Income taxes payable                           -          (23,921)
           Accrued expenses to related parties       (274,106)       165,908
           Deferred rent                                  -           (8,807)
           Other                                      (67,873)      (120,678)
                                                   ----------      ---------
               Net cash used in
                 operating activities              (1,181,166)      (349,001)

Cash flows from investing activities:
  Issuance of note receivable                        (880,000)           -
  Purchases of property                              (693,870)        (9,473)
                                                   ----------      ---------
               Net cash used in investing
                 activities                        (1,573,870)        (9,473)

Cash flows from financing activities:
  Proceeds from sale of stock                       5,500,000        400,000
  Debt repayments                                         -          (25,676)
  Other                                                   -              100
                                                   ----------      ---------
               Net cash provided by financing
                 activities                         5,500,000        374,424
                                                   ----------      ---------

Increase in cash                                    2,744,964         15,950

Cash at beginning of year                              18,165          2,215

Cash at end of year                                $2,763,129      $  18,165
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

During fiscal year ending September 30, 1996, liabilities were settled and land was purchased in exchange for stock as follows:

     * Land was acquired by issuing 1,427,940 shares of common stock valued at $5,591,821 and cash of 693,870, for a total purchase price of $6,285,691.

     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

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

                        September 30, 1996 and 1995

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

             Continental Investment Corporation and Subsidiaries

                        September 30, 1996 and 1995

  Net sales and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                                           Elimin-
                            CICG        FSD       FSSI     ations    Combined
                       -----------  ---------  --------   ---------  ---------
  Year ended
  September 30, 1996
    Revenues           $   60,000   $247,606   $539,381   $(28,009)  $818,978
    Net earnings
      (loss)           (1,040,199)      (311)   137,187     (5,379)  (908,702)

  Year ended
  September 30, 1995
    Revenues           $  134,002   $326,683   $491,262   $(48,919)  $903,028
    Net earnings
      (loss)             (654,508)    23,112     97,746        -     (533,650)


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
                                            ----------
                                            $9,497,582
                                            ==========

             Continental Investment Corporation and Subsidiaries

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

  Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:

                                                 Year ended September 30,
                                               ----------------------------
                                                  1996              1995
                                               ----------        ----------

       Tax benefit at statutory rate           $(309,000)        $(194,000)
       Change in valuation allowance             307,000           194,000
       Other                                       2,000             1,321
                                               ---------         ---------
                                               $     -           $   1,321
                                               =========         =========

               Continental Investment Corporation and Subsidiaries

                          September 30, 1996 and 1995


NOTE F - CONTINUED
------------------
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
                                                        ----------
                                                        $3,623,515
                                                        ==========

             Continental Investment Corporation and Subsidiaries

                        September 30, 1996 and 1995


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
                                               --------
                                               $920,000
                                               ========

NOTE H - LEASES
---------------
  The Company leases office and warehouse space under an agreement expiring in 1999. This lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under the noncancellable lease at September 30, 1996, are as follows:

                   Year ending
                  September 30,
                  -------------
                      1997            $ 36,044
                      1998              36,044
                      1999              36,044
                                      --------
                                      $108,132
                                      ========

             Continental Investment Corporation and Subsidiaries

                        September 30, 1996 and 1995


NOTE I - STOCKHOLDERS' EQUITY
-----------------------------
  Common stock is stated at the lower of par value or consideration received as permitted by state law.

  The following information relates to warrants outstanding:

                                                     Number
                                                    of shares    Option price
                                                   ----------   --------------

     Warrants outstanding - October 1, 1994          144,000    $5.00 - $18.00
       Issued during the year (1)                    210,000    $4.25 - $ 5.00

     Warrants outstanding - September 30, 1995       354,000    $4.25 - $18.00
       Issued during the year (1)                  3,622,500    $4.00 - $35.00
       Exercised during the year                    (462,500)   $4.00 - $10.00

     Warrants outstanding - September 30, 1996     3,404,000    $4.00 - $35.00

     Warrants exercisable - September 30, 1996     3,404,000    $4.00 - $35.00

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

                            Property       Fabric
  September 30, 1996       Development      Care      Corporate   Consolidated
  ------------------       ------------   --------    ---------   ------------
  Revenues                 $       -      $818,978    $    -      $   818,978
  Operating profit (loss)   (1,014,144)    105,852        (410)      (908,702)
  Identifiable assets       13,162,202      93,895         -       13,256,097
  Depreciation and
    amortization                   -        13,284         -           13,284
  Capital expenditures         693,870         -           -          693,870

             Continental Investment Corporation and Subsidiaries

                        September 30, 1996 and 1995


NOTE J - SEGMENTS - CONTINUED

                            Property       Fabric
                           Development      Care      Corporate   Consolidated
                           ------------   --------    ---------   ------------
  September 30, 1995
  ------------------
  Revenues                 $    30,002    $873,026    $    -      $   903,028
  Operating profit (loss)     (379,255)    186,134    (378,454)      (571,575)
  Identifiable assets        3,282,321      25,814         -        3,308,135
  Depreciation and
    amortization                   -         2,334         -            2,334
  Capital expenditures           9,473         -           -            9,473


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------

        NONE


                                  PART III
                                  --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
---------------------------------------------------------------------

Executive Officers of the Registrant
------------------------------------
     Set forth below is certain information concerning the Directors and Executive Officers of the Company as of December 27, 1996.

             Name              Age        Current Position with Company
     ---------------------     ----      ---------------------------------
     R. Dale Sterritt, Jr.      40       Director, Chairman and CEO
     Thomas F. Snodgrass        66       Director, President and Treasurer
     Robert D. Luna             43       Director, Secretary
     Martin G. Blahitka         59       Director
     J. B. Morris               57       Director


     Mr. R. Dale Sterritt, Jr. has served as Chairman, CEO and as a Director of the Company since July 1, 1991. From 1980 to the present he has served as Chairman of the Board of Sterritt Energy, Inc., a company involved in oil and gas production and as President of Sterritt Investments, Inc., an investment company. During the past five years, he has also been actively involved in mergers and acquisitions. From 1980 to 1986, he was Chairman of the Board of Auburn-Sterritt Partners, a real-estate company involved in the acquisition, development and management of shopping centers, apartments, and office buildings within the sunbelt area. From 1978 to 1980, he was vice president of acquisitions for the Robert A. McNeil Corporation, a real estate investment and management group. In addition, Mr. Sterritt has served on the boards of various manufacturing, service and distribution companies.

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

Key Subsidiary Executive
------------------------
     Steven A. Lytle, in October 1996, was named Executive Vice President and Chief Operating Officer of a wholly-owned subsidiary, Continental Technologies Corporation, a Georgia corporation based in Atlanta. He will direct the development of the Company's proposed solid waste disposal and hauling operations. Mr. Lytle, 43, has had 11 years experience in the solid waste industry, including extensive involvement in developing and managing solid waste facilities. Among other accomplishments, he designed and obtained the permit for a 300-acre, 50 million cubic yard disposal facility in Georgia and continued on to manage this facility as the District Manager for his former employer. Prior to joining the Company in October, 1996, Mr. Lytle was a regional executive with Sanifill, Inc. for Arkansas, Florida, Georgia, Kentucky, Ohio, Pennsylvania, and Puerto Rico, with responsibilities ranging from landfill design, engineering, permitting operations, and compliance to economic evaluation of potential acquisitions. He was with Browning-Ferris Industries ("BFI") from 1985 to 1994 in positions of ever-increasing responsibility. Mr. Lytle holds a degree in civil engineering from the University of Cincinnati.

ITEM 10. EXECUTIVE COMPENSATION.
---------------------------------
     The following table sets forth the compensation earned by the Company's Chief Executive Officer during the last three fiscal years. No other executive officer received compensation in excess of $100,000 during any of the three fiscal years.

                              Summary Compensation Table

                                                        Long Term Compensation
                                                 |-----------------------|-----------|
                        Annual Compensation      |        Awards         |   Payouts |
                    -----------------------------|-----------------------|-----------|
                                                 |                       |           |
  (a)        (b)    (c)        (d)        (e)    |    (f)         (g)    |   (h)     |   (i)
                                         Other   |                       |           |
  Name                                   Annual  | Restricted            |           | All Other
  and                                    Compen- |   Stock               |  LTIP     |  Compen-
Principal                                sation  |  Award(s)    Options/ | Payouts   |  sation
Position     Year  Salary($)  Bonus($)    ($)    |    ($)        SARs(#) |   ($)     |   ($)
-------------------------------------------------|-----------------------|-----------|---------------
R. Dale      1996                       $234,750 |                       |           |
Sterritt,    1995                       $161,575 |                       |           |
Jr.,         1994                       $142,125 |                       |           |
Chairman                                         |                       |           |
and CEO                                          |                       |           |


     The Company does not have any employment agreements with any of its executive officers. During fiscal 1996, all compensation paid to executive officers and directors of the Company was based upon services rendered to the Company on a per diem basis at rates prescribed by the Board of Director as follows: $750 per day for the Chairman, Chief Executive Officer and President; and $400 per day for all other executive officers. By resolution of the Board of Directors, directors are entitled to a fee of $200 per meeting. All such fees were waived during fiscal 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
-------------------------------------------------------------

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

      Name and Address               Amount and Nature         Percent of
     of Beneficial Owner          of Beneficial Ownership        Class
     -----------------------      -----------------------      ----------

     Martin G. Blahitka                   10,000                   (3)
       Route 1, Box 918
       Big Sandy, TX 75755

     Robert D. Luna                          -                      -
       10254 Miller Road
       Dallas, TX 75238

     J. B. Morris                        170,699                   1.5%
       10254 Miller Road
       Dallas, TX 75238

     Stewart Rahr                        870,700                   7.7%
       152-35 10th Avenue
       Whitestone, NY 11357

     Thomas F. Snodgrass                  15,000                   (3)
       10254 Miller Road
       Dallas, TX 75238

     R. Dale Sterritt, Jr.                   -                      -
       10254 Miller Road
       Dallas, TX 75238

     Sterritt Properties, Inc. (1)     5,750,444                  50.8%
       10254 Miller Road
       Dallas, TX 75238

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT - CONTINUED.
------------------------------------------------------------

      Name and Address               Amount and Nature         Percent of
     of Beneficial Owner          of Beneficial Ownership        Class
     -------------------          -----------------------      ----------

     Business Ventures, Inc. (2)       1,600,000                  14.1%
       50 Lincolns Inn Fields
       3rd Floor
       London, WC 2A 3PF
       England
     ________________
     All Officers and Directors          195,699                   1.7%
       as a Group (5 persons)

     (1) Sterritt Properties, Inc. is owned 100% by a family limited partnership. Richard D. Sterritt, Sr., the President of
         Sterritt Properties, Inc., is the father of R. Dale
         Sterritt, Jr., the Chairman and CEO of the Company.

     (2) The record and beneficial ownership of these shares is contested and the subject of litigation brought by Sterritt Properties, Inc., the Company's majority shareholder. See Item
         3. Legal Proceedings. If Sterritt Properties, Inc. prevails in this litigation, it would be the beneficial owner of 7,350,444 shares (64.97%) of the Common Stock including 1,600,000 shares subject to acquisition upon conversion of a promissory note from the Company which is the subject of the pending. litigation.

     (3) Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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

Based upon its knowledge of the FIBER-SEAL assets acquired, and an independent fairness opinion which was obtained by the Company's Board of Directors in connection with the transaction, the Company believes that the $1,150,000 paid for those assets constitutes fair market value and that the transaction was accomplished at arm's length. As a result of this transaction, the Sterritt family has transferred all of its FIBER-SEAL-related holdings to the Company, effective September 30, 1996.


                                  PART IV
                                  -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)  Following are documents filed as part of this report:

     1. Consolidated Financial Statements of Continental Investment Corporation and Subsidiaries.

        See Item 8 of this report - Financial Statements and Supplementary
        Data.

     2. Financial statement schedules.

        There are no financial statement schedules required to be filed.


     3. Exhibits.

        Exhibit Number                      Exhibit Index
        --------------  -------------------------------------------------------
            3.1         - Certified copy of the Company's Articles of
                          Incorporation and amendments thereto. 1/
                                                                -
            3.2         - Amended and Restated Bylaws of the Company, as of
                          August 8, 1989. 1/
                                          -
            3.3         - Amendment to the Company's Articles of Incorporation
                          dated March 24, 1994. 2/
                                                -
           21 *         - List of the Company's Subsidiaries.

  ______________________________

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

Exhibit 21

As of December 27, 1996, the Company had the following subsidiaries:

(a) Continental Technologies, Inc., a Delaware Corporation
(b) Continental Technologies Corporation of Georgia, a Georgia Corporation
(c) FIBER-SEAL Franchise Corporation, a Delaware Corporation
(d) FIBER-SEAL Holdings, Inc., a Texas Corporation

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONTINENTAL INVESTMENT CORPORATION

                                By: /S/ R. Dale Sterritt, Jr.
                                    -----------------------------
                                    R. Dale Sterritt, Jr.
                                    Chairman, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Dated: December 29, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                    Date

     /S/ R. Dale Sterritt, Jr.                    December 29 , 1997
     -------------------------------
     R. Dale Sterritt, Jr., Director
       Chairman, President
       and Chief Executive Officer
       (Principal Executive Officer)


     /S/ Robert D. Luna                           December 29 , 1997
     -------------------------------
       Robert D. Luna, Director
       and Secretary


     /S/ Martin G. Blahitka                       December 29,  1997
     -------------------------------
     Martin G. Blahitka, Director


     /S/ J. B. Morris                             December 29 , 1997
     -------------------------------
     J. B. Morris, Director