Form 10KSB/A
period 1996-12-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-01-05
CIK 24077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                      __________________________________

                              FORM 10-KSB/A NO. 2

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

                                   PART I
                                   ------

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

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

     In a series of transactions in fiscal 1994, 1995 and 1996, the Company acquired all of the operating assets of FIBER-SEAL Holdings, Inc., FIBER-SEAL Services International, Inc. and FIBER-SEAL of Dallas, including all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL.

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

     The Company has made a strategic decision to convert its FIBER-SEAL Fabric Care System(R) business from a licensing mode to a franchising operation during fiscal years 1998 and 1999. It is the Company's opinion that the conversion will not result in the creation of any material risks that could have an adverse impact upon the Company's financial position and results of operations. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U.S. during fiscal years 1998 and 1999. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced. However, as the business areas in which FIBER-SEAL competes are highly competitive, there can be no assurance that the Company will be able to accomplish its goals regarding FIBER-SEAL.

Proposed Atlanta Region Waste Management Facility
-------------------------------------------------

     A study of the Property has indicated its viability as a potential multi-use waste disposal, waste transfer, and recycling facility. The Company is presently evaluating the various categories of potential operations, consisting principally of the different types of waste and activities discussed below. Because of ongoing potential political, legal, bureaucratic and other factors, there can be no assurance that the Company will be able to accomplish any of its goals for the Property within a reasonable period of time.

     An inert waste landfill is a disposal facility that may accept only wastes that will not or are not likely to generate contamination to surrounding soils or groundwater. Such wastes are limited to earth and earth-like products, concrete, cured asphalt, rock, bricks, yard trimmings, stumps, limbs, and leaves. A landfill permitted for construction and demolition debris may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on pavements, houses, commercial buildings and other structures. Such wastes include, but are not necessarily limited to, asbestos containing wastes, wood, bricks, metal, concrete, wallboard, paper, cardboard, all inert waste landfill material, and other "non-putrescible" wastes, as these wastes have a low potential for groundwater contamination upon decomposition.

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

Industry Background
-------------------
     According to the National Solid Waste Management Association ("NSWMA"), the North American solid waste industry was estimated to have had revenues of more than $32 billion in 1995. The industry is highly fragmented, with the four largest companies accounting, in 1995, for approximately 30% of revenues, seven mid-sized public companies, accounting for approximately 4% of revenues, and several thousand municipalities and independent collection firms accounting for approximately 66% of revenues. The industry has been consolidating in recent years as a result of increased capital requirements arising primarily from stringent environmental and other governmental regulations. The Company expects the trend toward consolidation to continue as many independent landfill and collection operators, including municipalities, lack the capital resources, management skills and technical expertise necessary to operate in compliance with such regulations.

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

     Pricing in the waste management industry has become increasingly complex as wastes have been sub-divided/categorized by regulation changes, and charges or "tipping fees" are being calculated as to specific transport and disposal requirements. Revenues are generated through charges or tipping fees to the collection and hauling companies and are calculated by volume or weight. Transfer stations consolidate and compact the waste for transport to distant sites where tipping fees may be lower, while collecting a fee per ton for consolidation, compaction, transportation, and disposal. The prices that are charged for disposal or transfer of waste are determined by the volume or weight, the type of waste disposed of and prices charged for similar disposal services by competitors. Long term disposal and collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

The Atlanta Property
--------------------
     The Company owns 229 acres of land in Fulton County, Georgia. The land is located within the Atlanta city limits approximately 10 miles southwest of downtown Atlanta. Fulton County is one of the nine individual counties that comprise the "Atlanta Region" which includes Fulton (City of Atlanta), Gwinnett, DeKalb, Rockdale, Henry, Clayton, Fayette, Douglas, and Cobb. The Property is effectively at the epicenter of the 9-county region.

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

Competition
-----------
     The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies -- WMX Technologies, Inc. (formerly Waste Management, Inc.), Browning-Ferris Industries, Inc. ("BFI"), U.S.A. Waste Services, Inc., Allied Waste Industries, Inc. and Republic Industries, Inc. Additionally, there are a number of regional companies and numerous local companies. All of these companies have significantly larger operations and greater financial resources than CICG. The Company may also compete with those counties and municipalities that maintain their own waste collection and/or disposal operations.

     CICG would compete for landfill and transfer business on the basis of tipping fees, geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send waste that they collect.

Municipal Solid Waste Disposal Business Risks
---------------------------------------------
     There are potential, often unforeseen, business risks and certain cost exposures associated with the establishment, ownership and operation of solid waste landfill sites. Such risk factors include, but are not limited to: a reduction in the volume of solid waste available for landfill disposal resulting from legislative or regulatory action focused on the reduction of waste volume; public concern regarding the potential for adverse effects on public health, the environment, and land property values attributable to wastes disposed of at landfills; the difficulty of obtaining permits to expand or establish disposal sites and public and private opposition to the location, expansion and operation of landfills; expanding governmental actions attempting to restrict the interstate movement of waste for disposal; costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and long-term care obligations; the obligation to manage any adverse affects on the environment that may materialize at the Property; possible judicial and administrative proceedings regarding alleged adverse environmental and health effects occasioned by landfill operations; and potential regulations requiring a landfill operator to demonstrate financial strength that would enable compliance with prescribed or changing standards and methods of operation, as well as closure and post-closure care requirements.

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

     The Solid Waste Disposal Act ("SWDA"), as amended by th Resource Conservation and Recovery Act of 1976, as amended ("RCRA")
     -----------------------------------------------------------------

     The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous wastes. They also require states to develop programs to ensure the safe disposal of solid wastes in landfills.

     Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions. In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards, many of which have not commonly been in place or enforced at landfills. All Subtitle D regulations are in effect, except for financial responsibility requirements, which were to take effect in April 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation. Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. The Company could incur significant costs in complying with such regulations; however, the Company does not believe that such enhanced standards will have a material adverse effect on its potential operations because all of the Company's potential landfills would be engineered to meet or exceed these requirements.

     The Federal Water Pollution Control Act of 1972 ("The Clean Water Act")
     -----------------------------------------------------------------------

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

     The Comprehensive Environmental Response, Compensation and
     Liability Act of 1980, as amended ("Superfund" or "CERCLA")
     -----------------------------------------------------------

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

     The Occupational Safety and Health Act of 1970 (the "OSHA Act")
     ---------------------------------------------------------------

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

     Proposed Federal Legislation
     ----------------------------

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

     The Company's potential collection and landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida, Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills, through waste planning, composting and recycling or other programs, within the next few years. A number of states have taken, or are considering, steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and "white goods," such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect adversely the Company's ability to operate its potential facilities at their full capacity.

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

Employees

     As of March 31, 1997, the Company employed a total of 16 persons, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------


     The principal fixed asset of the Company is the Atlanta Property described in Item 1. that the Company proposes to develop into a landfill. The Company also owns 283.5 acres of real estate located approximately 50 miles from Dallas in Ellis County, Texas. This property is held for future development or resale. The Company has no timetable for such development or resale.

     The Company leases approximately 8,481 square feet of office and warehouse space in Dallas, Texas.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     Sterritt Properties, Inc. v. Raymond Donner, et al, District Court of Dallas County Texas: On September 19, 1996 Sterritt Properties, Inc., the majority shareholder of the Company, filed an original Petition and Application For Temporary Restraining Order and Temporary Injunction (the "Petition") against Raymond Donner, Ronnie Davidson, Richard Jepson Egglishaw, Business Ventures, Inc. ("BVI"), Hilvick Investments Limited and Strachens Management Services, Ltd. The Petition, as amended, alleges that the defendants breached a contract with the plaintiff and committed fraud in connection with a transaction whereby the plaintiff transferred to BVI an $800,000 promissory note from the Company which was convertible into 1,600,000 shares of the Company's Common Stock. The Note subsequently was converted by BVI and 1,600,000 shares (the "Disputed Shares") of the Common Stock were issued to BVI. The Petition, as amended, seeks recision, monetary and injunctive relief against the defendants other than the Company, and that the Company be enjoined from transferring the Disputed Shares and ordered to cancel the Disputed Shares. On October 14, 1996 the District Court of Dallas entered an Agreed Temporary Injunction enjoining the sale transfer or assignment of any of the Company's Common Stock held directly or indirectly by any of the defendants. On November 22, 1996 the Company was named as a defendant to this action in order that it would be bound by any order of the District Court concerning the ultimate disposition of the Disputed Shares. The Company is not alleged to have breached any contract with, or to have participated in any fraud against, the plaintiff. Thus far, based upon the nature of the allegations of the Petition, the Company has not taken an active role in this matter. As and if necessitated by the development of the facts underlying this dispute, the Company will take any action against any party it deems necessary and appropriate to protect its interests and those of its shareholders. The Company will comply with any final orders of the District Court (or any appropriate appellate court) concerning the Disputed Shares.


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


                                  PART II
                                  -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

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

                 Short Year Ended         Year Ended            Year Ended
                 December 31, 1996    September 30, 1996    September 30, 1995
                 -----------------    ------------------    ------------------
  Quarters        High       Low       High        Low       High         Low
------------     -------   -------    -------    -------    -------    -------
  JUL - SEP         -        -         $30.50    $16.50       $6.00     $4.00
  APR - JUN         -        -         $26.00    $ 3.50       $6.25     $2.88
  JAN - MAR         -        -         $ 5.00    $ 4.13       $5.63     $2.88
  OCT - DEC       $27.13   $20.50      $ 5.13    $ 4.00       $6.00     $4.00

     There were 1,241 holders of record of the Common Stock as of March 31, 1997. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its short year ended December 31, 1996 or during its fiscal years ended September 30, 1996 and 1995. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------------------------------------------------

     Results of Operations
     ---------------------

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

     Liquidity and Capital Resources
     -------------------------------

     The Company had working capital of $3,224,268 at the end of fiscal year 1996 and a current ratio of 7.8 to 1.

     The Company had working capital of $2,993,135 at the end of the short period ended December 31, 1996 and a current ratio of 8.6 to 1.

     The primary source of capital during the 15-month period ended
December 31, 1996 was provided by the sale of shares of common stock of the Company in private sales. Capital resources continue to be utilized primarily to (1) fund the operating losses of the Company, which have been created primarily by costs associated with planning for the development of the Company's Property in Atlanta, Georgia as a waste disposal landfill and (2) to acquire additional land adjacent to the Property. The Company invested $5,352,691 during fiscal 1996 in additional land adjacent to the Property in Atlanta. None of the Company's real estate holdings are encumbered by any debt.

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

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

                       INDEX TO FINANCIAL STATEMENTS
                       -----------------------------
                                                                      Page

Report of Independent Certified Public Accountants .................   F-1

Consolidated Balance Sheet as of
   December 31, 1996 ...............................................   F-2

Consolidated Statements of Operations for the three months
   ended December 31, 1996 and for the fiscal years ended
   September 30, 1996 and 1995 .....................................   F-4

Consolidated Statement of Stockholders' Equity
   for the three months ended December 31, 1996 and for
   the fiscal years ended September 30, 1996 and 1995 ..............   F-5

Consolidated Statements of Cash Flows for the three
   months ended December 31, 1996 and for the fiscal
   years ended September 30, 1996 and 1995 .........................   F-6

Notes to Financial Statements ......................................   F-8

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


GRANT THORNTON LLP

Dallas, Texas
February 7, 1997

             Continental Investment Corporation and Subsidiaries

                         CONSOLIDATED BALANCE SHEET

                              December 31, 1996

            ASSETS

CURRENT ASSETS
  Cash                                                     $   841,586
  Note receivable                                            2,380,000
  Accounts receivable                                           23,679
  Inventories                                                   48,613
  Accrued interest receivable                                   61,142
  Prepaid expenses                                              33,967
                                                           -----------
          Total current assets                               3,388,987

PROPERTY AND EQUIPMENT
  Land, at cost                                              9,497,582
  Fixtures and equipment, net of accumulated
    depreciation of $29,960                                     41,813
                                                           -----------
                                                             9,539,395

INTANGIBLES, net of accumulated amortization
  of $17,361                                                    17,639
                                                           -----------
          Total assets                                     $12,946,021
                                                           ===========

     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                              December 31, 1996


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                 $   119,496
  Accrued expenses                                              46,356
  Current portion of long-term note payable                    230,000
                                                           -----------
          Total current liabilities                            395,852

LONG-TERM LIABILITIES
  Note payable                                                 920,000
  Deferred income taxes                                        747,000
                                                           -----------
                                                             1,667,000
          Total liabilities                                  2,062,852

COMMITMENTS                                                        -

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized; no shares
    issued or outstanding                                          -
  Common stock, $.50 par value; 25,000,000
    shares authorized; 11,313,008 issued and
    outstanding                                              2,782,504
  Additional contributed capital                            11,540,444
  Accumulated deficit                                       (3,439,779)
                                                            ----------
          Total stockholders' equity                        10,883,169
                                                            ----------
          Total liabilities and stockholders'
            equity                                         $12,946,021
                                                           ===========

     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three months
                                          ended       Year ended September 30,
                                       December 31,   ------------------------
                                           1996           1996        1995
                                       ------------   -----------  -----------

Revenues                               $  221,884     $  818,978   $  903,028

Costs and expenses
  Cost of revenues                         88,900        369,435      411,415
  Selling, general and
    administrative expenses               453,686      1,358,719    1,051,120
                                       ----------     ----------   ----------
                                          542,586      1,728,154    1,462,535
                                       ----------     ----------   ----------
          Operating loss                 (320,702)      (909,176)    (559,507)

Other income (expense)
  Interest income                          74,824          8,946          -
  Interest expense                        (24,991)        (8,472)     (12,068)
                                       ----------     ----------   ----------
                                           49,833            474      (12,068)
                                       ----------     ----------   ----------
          Loss before income taxes       (270,869)      (908,702)    (571,575)

Deferred income tax expense                   -              -          1,321
                                       ----------     ----------   ----------
          Loss before extraordinary
            credit                       (270,869)      (908,702)    (572,896)

Extraordinary credit - gain on
  debt forgiveness                            -              -         39,246
                                       ----------     ----------   ----------
          NET LOSS                     $ (270,869)    $ (908,702)  $ (533,650)
                                       ==========     ==========   ==========
Per share data
  Loss before extraordinary
    credit per common share                 $(.02)         $(.09)       $(.07)
                                            =====          =====        =====

  Loss per common share                     $(.02)         $(.09)       $(.07)
                                            =====          =====        =====
  Weighted average number of
    common and common equivalent
    shares outstanding                 11,311,288      9,746,092    8,181,482
                                       ==========     ==========   ==========

     The accompanying notes are an integral part of this statement.

                             Continental Investment Corporation and Subsidiaries

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Common stock         Additional     Treasury stock
                                 -------------------------  contributed   ----------------   Accumulated
                                   Shares      Par value      capital     Shares    Amount      deficit         Total
                                 -----------  ------------ ------------   ------   --------   ------------   ------------
Balances at October 1, 1994       7,027,327   $   639,664  $ 1,388,930    7,209   $(26,771)   $(1,726,558)   $   275,265

Conversion of debt to stock       1,600,000      800,000           100      -          -              -          800,100
Sale of stock in private
  placement                          80,000       40,000       360,000      -          -              -          400,000
Purchase of land for stock          150,000       75,000       675,000      -          -              -          750,000
Issuance of stock for services       16,200        8,100        77,899      -          -              -           85,999
Stock issued for debt
  forgiveness                        10,000        5,000        45,000      -          -              -           50,000
Net loss                                -            -             -        -          -         (533,650)      (533,650)
                                 ----------   ----------   -----------    ------  ---------   -----------    -----------

Balances at September 30, 1995    8,883,527    1,567,764     2,546,929    7,209    (26,771)    (2,260,208)     1,827,714

Retirement of treasury stock         (7,209)      (3,604)      (23,167)  (7,209)    26,771            -              -
Sale of stock in private
  placement                         955,000      477,500     5,022,500      -          -              -
Issuance of stock for services       50,800       25,400       228,680      -          -              -
Issuance of stock for land        1,427,940      713,969     4,877,852      -          -              -
Distribution to Shareholder             -            -      (1,150,000)     -          -              -
Net loss                                -            -             -        -          -         (908,702)      (908,702)
                                 ----------   ----------   -----------    ------  --------    -----------    -----------

Balances at September 30, 1996   11,310,058   $2,781,029   $11,502,794      -          -       (3,168,910)    11,114,913

Issuance of stock                     2,950        1,475        37,650      -          -              -           39,125
Net loss                                -            -             -        -          -         (270,869)      (270,869)
                                 ----------   ----------   -----------    ------  ---------   -----------    -----------

Balances at December 31, 1996    11,313,008   $2,782,504   $11,540,444      -     $    -      $(3,439,779)   $10,883,169
                                 ==========   ==========   ===========    ======  =========   ===========    ===========

     The accompanying notes are an integral part of this statement.

                                     F-5

             Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Three months        Year ended
                                           ended          September 30,
                                        December 31, -------------------------
                                           1996         1996          1995
                                        ----------   -----------   -----------
Cash flows from operating activities:
  Net loss                              $(270,869)   $ (908,702)   $ (533,650)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization and depreciation
        expense                            12,265         2,333         2,334
      Common stock issued as
        consideration for services            -         254,080        85,999
      Deferred income taxes                   -             -           1,321
      Change in operating assets and
         liabilities:
        Accounts receivable - trade       (10,847)      (12,832)          -
        Accrued interest receivable       (61,142)          -             -
        Other current assets              (34,988)      (67,711)      (24,792)
        Accounts payable - trade           (7,564)      (39,264)       58,760
        Accrued expenses                   31,356       (67,091)       48,705
        Income taxes payable                  -             -         (23,921)
        Accrued expenses to related
          parties                         (67,999)     (274,106)      165,908
        Deferred rent                         -             -          (8,807)
        Other                                 -         (67,873)     (120,678)
                                       ----------    ----------    ----------
             Net cash used in
               operating activities      (409,788)   (1,181,166)     (349,001)

Cash flows from investing activities:
  Issuance of note receivable          (1,500,000)     (880,000)          -
  Purchases of property                   (16,755)     (693,870)       (9,473)
                                       ----------    ----------    ----------
          Net cash used in
            investing activities       (1,516,755)   (1,573,870)       (9,473)

Cash flows from financing activities:
  Proceeds from sale of stock               5,000     5,500,000       400,000
  Debt repayments                             -             -         (25,676)
  Other                                       -             -             100
                                       ----------    ----------    ----------
          Net cash provided by
            financing activities           5,000     5,500,000        374,424

Increase (decrease) in cash           (1,921,453)    2,744,964         15,950
Cash at beginning of period            2,763,129        18,165          2,215
                                      ----------    ----------     ----------
Cash at end of period                 $  841,586    $2,763,129     $   18,165
                                      ==========    ==========     ==========

     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

           Three months ended December 31, 1996 and the years ended
                          September 30, 1996 and 1995


NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

During fiscal year ending September 30, 1995, liabilities were settled and land was purchased in exchange for stock as follows:

   .  $800,000 debt retired in exchange for 1,600,000 shares of common stock.

   . $75,675 note payable retired for cash of $25,675 and 10,000 shares of common stock.

   .  Land was acquired for 150,000 shares of common stock valued at $750,000.

During fiscal year ending September 30, 1996, liabilities were settled and land was purchased in exchange for stock as follows:

   . Land was acquired by issuing 1,427,940 shares of common stock valued at $5,591,821 and cash of $693,870, for a total purchase price of $6,285,691.


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

  Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and improve the site, and these costs will be depleted based on consumed airspace. No general and administrative costs are capitalized as landfill and landfill improvements.

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

             Continental Investment Corporation and Subsidiaries

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued
-----------------------------------------------------------------------------

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

             Continental Investment Corporation and Subsidiaries

--------------------------------

  Net sales and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                                             Elimin-   Imputed
                            CICG         FSD       FSSI      ations    interest    Combined
                         -----------  ---------  ---------  ---------  ---------   ---------
  Year ended
  September 30, 1996
    Revenues   $         $   60,000   $247,606   $539,381   $(28,009)   $   -      $818,978
    Net earnings (loss)  (1,040,199)      (311)   137,187     (5,379)   (90,092)   (998,794)

  Year ended
  September 30, 1995
    Revenues             $  134,002   $326,683   $491,262   $(48,919)   $   -      $903,028
    Net earnings (loss)    (654,508)    23,112     97,746        -      (83,034)   (616,684)



NOTE C -CHANGE IN FISCAL YEAR
-----------------------------
  In February 1997, the Company changed its fiscal year end from September 30 to December 31, effective January 1, 1997. A three-month fiscal transition period from October 1, 1996 to December 31, 1996 will precede the start of the new fiscal year. Condensed financial information (unaudited) of the Company for the three months ended December 31, 1995 is as follows:

                   Revenues                $242,465
                   Operating loss           (63,207)
                   Net loss                 (86,283)

                   Loss per common share      $(.01)


NOTE D - NOTE RECEIVABLE
------------------------

  Note receivable consists of amounts due under a revolving loan agreement. Amounts outstanding under the agreement are collateralized by 100,000 shares of the Company's common stock, bear interest at 10% per annum, payable quarterly, with principal due in five installments through December 31, 1997.

             Continental Investment Corporation and Subsidiaries

NOTE E - PROPERTY AND EQUIPMENT
-------------------------------

  The Company's property and equipment consists of the following at December 31, 1996:

  LAND
    229 acres in Atlanta, Georgia
      Former Granite Quarry                      $  564,222
      Unimproved land                             8,068,360
                                                 ----------
                                                  8,632,582
    253.5 acres, Ellis County, Texas
      Unimproved land                               750,000

    30 acres, Ferris, Texas
      Unimproved land                               115,000
                                                 ----------
                                                 $9,497,582
                                                 ==========
    FIXTURES AND EQUIPMENT
    Fixtures and equipment                       $   71,773
    Accumulated depreciation                        (29,960)
                                                 ----------
                                                 $   41,813
                                                 ==========

NOTE F - INCOME TAXES
---------------------

  The Company and its subsidiaries file a consolidated tax return. At December 31, 1996, the Company has, for Federal income tax purposes, operating loss carryforwards of approximately $3,900,000, expiring through 2012 and capital loss carryforwards of approximately $310,000 expiring through 1999. Tax laws limit the utilization of the net operating loss carryforwards and capital loss carryforwards to approximately $250,000 per year. Therefore, the Company may be required to pay income taxes in future years even though significant loss carryforwards exist.

             Continental Investment Corporation and Subsidiaries

---------------------------------

  Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:

                                    Three months
                                        ended         Year ended September 30,
                                     December 31,    -------------------------
                                        1996             1996         1995
                                     -----------     -----------    ----------

    Tax benefit at statutory rate       $(92,000)     $(340,000)    $(223,000)
    Change in valuation allowance         89,000        307,000       223,000
    Other                                  3,000         33,000         1,321
                                       ---------      ---------     ---------
                                       $     -        $     -       $   1,321
                                       =========      =========     =========

  Consolidated deferred tax assets and liabilities consist of the following at December 31, 1996:

  Deferred tax assets
    Net operating loss and capital loss carryforwards            $  1,389,000
    Valuation allowance                                            (1,389,000)
                                                                 ------------
                                                                          -
   Deferred tax liabilities
     Property                                                         747,000
                                                                 ------------
       Net deferred tax liability                                $    747,000
                                                                 ============

             Continental Investment Corporation and Subsidiaries

---------------------------------

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
                         ==========

             Continental Investment Corporation and Subsidiaries

NOTE H - LEASES
---------------

  The Company leases office and warehouse space under an agreement expiring in 1999. This lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under the noncancellable lease at December 31, 1996, are as follows:

            Year ending
            December 31,
            ------------
               1997          $  36,044
               1998             36,044
               1999             36,044
                             ---------
                             $ 108,132
                             =========


NOTE I - STOCKHOLDER'S EQUITY
-----------------------------

  Common stock is stated at the lower of par value or consideration received, as permitted by state law.

  The following information relates to warrants outstanding:

                                                  Number
                                                of shares     Option price
                                                ----------   ---------------

  Warrants outstanding - October 1, 1994          144,000    $5.00 - $18.00
    Issued during the year (1)                    210,000    $4.25 - $ 5.00
                                                ---------

  Warrants outstanding - September 30, 1995       354,000    $4.25 - $18.00
    Issued during the year (1)                  3,622,500    $4.00 - $35.00
    Exercised during the year                    (462,500)   $4.00 - $10.00
                                                ---------

  Warrants outstanding - September 30, 1996     3,404,000    $4.00 - $35.00
                                                =========

  Warrants exercisable - September 30, 1996     3,404,000    $4.00 - $35.00
                                                =========

  (1) During 1996 and 1995, the Company received $5,500,000 and $400,000 respectively for the sale of its restricted common stock and warrants to purchase restricted stock which expire in varying terms (one to five years).

             Continental Investment Corporation and Subsidiaries

---------------------------------------------------

                                                        Year ended
                                                    September 30, 1995
                                                  ---------------------
                                                              Weighted
                                                              average
                                                              exercise
                                                  Shares        price
                                                  -------     ---------

  Outstanding at beginning of year                144,000       $10.17
  Granted                                         210,000         4.64

  Outstanding at end of year                      354,000       $ 6.89
                                                  =======       ======

  Options exercisable at September 30, 1995       354,000       $ 6.89
                                                  =======       ======

 Information about stock options outstanding at December 31, 1996 is summarized as follows:

                          Options outstanding and exercisable
                          -----------------------------------
                                          Weighted average
                              Number         remaining        Weighted average
  Range of exercise prices  outstanding   contractual life     exercise price
  ------------------------  -----------   ----------------    ----------------
     $ 4.00 to $ 5.00       2,483,000        3.3 years             $ 4.84
     $ 5.01 to $10.00         122,000         .9 years             $ 8.03
     $10.01 to $35.00         798,000        1.0 years             $26.15
                            ---------
                            3,403,000
                            =========

             Continental Investment Corporation and Subsidiaries

NOTE J - SEGMENTS
-----------------

  The Company operates in two principal segments: property development, primarily its potential landfill site in Atlanta, Georgia, and its Fiber-Seal fabric care and surface protection business.

                             Property        Fabric
      December 31, 1996     Development       Care     Corporate   Consolidated
   -----------------------  ------------   ----------  ---------   ------------

   Revenues                 $       -      $  221,884  $     -     $   221,884
   Operating profit (loss)     (306,603)       35,734        -        (311,143)
   Identifiable assets       12,640,749       305,272        -      12,022,580
   Depreciation and
     amortization                   -           3,266        -           3,266
   Capital expenditures             -             -          -             -

      September 30, 1996
   -----------------------

   Revenues                 $       -      $  818,978  $     -     $   818,978
   Operating profit (loss)   (1,014,144)      105,852       (410)     (908,702)
   Identifiable assets        13,162,202       93,895        -      13,256,097
   Depreciation and
     amortization                    -         13,284        -          13,284
   Capital expenditures          693,870          -          -         693,870

  September 30, 1995
  ------------------------
   Revenues                 $     30,002   $  873,026  $     -     $   903,028
   Operating profit (loss)      (379,255)     186,134   (378,454)     (571,575)
   Identifiable assets         3,282,321       25,814        -       3,308,135
   Depreciation and
     amortization                    -          2,334        -           2,334
   Capital expenditures            9,473          -          -           9,473

             Continental Investment Corporation and Subsidiaries

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------------
        NONE


                                 PART III
                                 --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT.
---------------------------------------------------------------------

Executive Officers of the Registrant
------------------------------------
     Set forth below is certain information concerning the Directors and Executive Officers of the Company as of March 31, 1997.

               Name              Age       Current Position with Company
      ----------------------     ---       ---------------------------------
      R. Dale Sterritt, Jr.       40       Director, Chairman and CEO
      Thomas F. Snodgrass         66       Director, President and Treasurer
      Robert D. Luna              43       Director, Secretary
      Martin G. Blahitka          59       Director
      J. B. Morris                57       Director


     Mr. R. Dale Sterritt, Jr. has served as Chairman, Chief Executive Officer and as a Director since July 1991.

     Mr. Thomas F. Snodgrass has served as a Director, President and Treasurer since July 1991.

     Mr. Martin G. Blahitka has served as a director of the Company since September 1993. He has been a private investor for more than five years.

     Mr. Robert D. Luna has served as a Director since September 1993 and currently serves as Secretary of the Company. Mr. Luna has been a private investor (in securities, real estate and oil and gas) for more than the past five years.

     Mr. J. B. Morris has served as a Director since April 1990. He has been a private investor for more than five years.

Key Subsidiary Executive
------------------------

     Steven A. Lytle, in October 1996, was named Executive Vice President and Chief Operating Officer of a wholly-owned subsidiary, Continental Technologies Corporation, a Georgia corporation based in Atlanta. He is directing the development of Continental's proposed solid waste operations. Mr. Lytle, 43, has had 11 years experience in the solid waste industry, including extensive involvement in developing and managing solid waste facilities. Among other accomplishments, he designed and obtained the permit for a 50 million cubic yard disposal facility in Georgia and continued on to manage this facility as the District Manager for his former employer. Prior to joining Continental in October, 1996, Mr. Lytle was a regional executive with Sanifill, Inc. for Arkansas, Florida, Georgia, Kentucky, Ohio, Pennsylvania, and Puerto Rico, with responsibilities ranging from landfill design, engineering, permitting operations, and compliance to economic evaluation of potential acquisitions. He was with Browning-Ferris Industries ("BFI") from 1985 to 1994 in positions of ever-increasing responsibility. Mr. Lytle holds a degree in Civil Engineering from the University of Cincinnati.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

     The following table sets forth the compensation earned by the Company's Chief Executive Officer during fiscal years ended September 30, 1994, 1995 and 1996, and during the short-year ended December 31, 1996. No other executive officer received compensation in excess of $100,000 during any of those periods.

                                           Summary Compensation Table

           (a)                   (b)        (c)     (d)       (e)         (f)         (g)      (h)        (i)
                                              Annual Compensation          Long-Term Compensation
                                           -------------------------   ------------------------------
                                                                              Awards          Payouts
                                                             Other     ---------------------  -------                     Payouts
                                                             Annual    Restricted   Options/            All Other
                                                             Compen-     Stock        SARs     LTIP      Compen-
Name and Principal Position      Year      Salary   Bonus    sation      Awards     (Shares)  Payouts    sation
----------------------------    -------    ------   -----   --------   ----------   --------  -------   ---------
R. Dale Sterritt, Jr.           1996 (1)     -        -     $ 54,750       -            -        -          -
  Chairman of the Board         1996 (2)     -        -     $234,750       -            -        -          -
  and Chief Executive
    Officer                     1995         -        -     $161,575       -            -        -          -
                                1994         -        -     $142,125       -            -        -          -

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

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

         Name and Address                Amount and Nature       Percent of
        of Beneficial Owner            of Beneficial Ownership     Class
----------------------------------   --------------------------  ----------
Martin G. Blahitka                            10,000                (4)
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

Robert D. Luna                                   -                   -
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

J. B. Morris                                 170,699                1.5%
c/o Continental Investment Corp.
10254 Miller Road
Dallas, TX 75238

Stewart Rahr                                 883,475 (3)            7.8%
  152-35 10th Avenue
  Whitestone, NY 11357

Thomas F. Snodgrass                           15,000                (4)
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

R. Dale Sterritt, Jr.                            -                   -
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

Sterritt Properties, Inc. (1)              5,750,444               50.8%
  P. O. Box 452648
  Garland, TX 75045

Business Ventures, Inc. (2)                1,600,000               14.1%
  50 Lincolns Inn Fields, 3rd Floor
  London, WC 2A 3PF
  England
__________________________
All Officers and Directors                   195,699                1.7%
  as a Group (5 persons)

(Continued)

(Footnotes to preceding table)

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

(3 Does not include options to acquire 1,037,000 shares of CICG common stock. Also does not include 200,000 shares owned by members of his immediate family, to which Mr. Rahr disclaims beneficial ownership.

(4) Less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     On September 20, 1996 the Company entered into an agreement with the 20th Century Group, an entity owned by the Sterritt Family and comprised of Sterritt Properties, Inc. ("SPI"), FIBER-SEAL Services International, Inc. ("FSSI"), 20th Century Partners, Inc. and 20th Century Holdings, Inc. This agreement called for the transfer of certain rights and assets owned by 20th Century Group. The consideration for the transfer was a $1,150,000 note payable. The property transferred consisted of assets related to the FIBER-SEAL business. This included all operations formerly carried out by FSSI, all operations of the Dallas, Texas licensee of FIBER-SEAL and all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL. As a result of this transaction, the Sterritt Family has transferred all of their FIBER-SEAL-related holdings to CICG. The effective date of the agreement was September 30, 1996.


                                 PART IV
                                 -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)  Following are documents filed as part of this report:

     1. Consolidated Financial Statements of Continental Investment Corporation and Subsidiaries.

        See Item 8 of this report - "Financial Statements and Supplementary
        Data."

     2. Financial statement schedules.

        There are no financial statement schedules required to be filed.

     3. Exhibits.

        Exhibit Number                      Exhibit Index
        --------------   -----------------------------------------------------
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


                            CONTINENTAL INVESTMENT CORPORATION

                              By: /S/ R. Dale Sterritt, Jr.
                                  ----------------------------
                                  R. Dale Sterritt, Jr.
                                  Chairman, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)


Dated:   December 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Name                                          Date


     /S/ R. Dale Sterritt, Jr.                            December 24, 1997
     --------------------------------
     R. Dale Sterritt, Jr., Director
     Chairman, President and Chief
     Executive Officer
     (Principal Executive Officer)


     /S/Robert D. Luna                                    December 24, 1997
     --------------------------------
     Robert D. Luna, Director
     and Secretary


     /S/Martin G. Blahitka                                December 24, 1997
     --------------------------------
     Martin G. Blahitka, Director


     /S/ J. B. Morris                                     December 24, 1997
     --------------------------------
     J. B. Morris, Director