Form 10QSB/A
period 1997-03-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-01-06
CIK 24077

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

                           FORM 10-QSB REPORT INDEX

                                                                    Page No.
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

     Consolidated Balance Sheets as of  March  31, 1997
       and December 31, 1996 .......................................     3

     Consolidated Statements of Operations
       For the periods ended March 31, 1997 and 1996 ...............     5

     Consolidated Statement of Stockholders' Equity
       Three months ended March 31, 1997 and 1996 ..................     6

     Consolidated Statements of Cash Flows
       Three months ended March 31, 1997 and 1996 ..................     7

     Notes to Consolidated Financial Statements ....................     8


   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................     9


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ........................    12


Signatures .........................................................    12

PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements.
------------------------------
               Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                                   March 31,    December 31,
                                                     1997          1996
                                                  -----------   -----------
                                                  (Unaudited)    (Audited)
                ASSETS

CURRENT ASSETS
  Cash                                            $ 1,048,707    $   841,586
  Note receivable                                   1,359,594      2,380,000
  Accounts receivable                                  21,691         23,679
  Inventories                                          45,783         48,613
  Accrued interest receivable                          32,985         61,142
  Prepaid expenses                                     14,547         33,967
                                                  -----------    -----------
          Total current assets                      2,523,307      3,388,987

PROPERTY AND EQUIPMENT
  Land, at cost                                     9,497,582      9,497,582
  Fixtures and equipment, net
    of accumulated depreciation of
    $33,246 and $29,960                                43,189         41,813
                                                  -----------    -----------
          Total property and equipment              9,540,771      9,539,395

INTANGIBLES, net of accumulated
  amortization of $35,000 and $17,361                   -0-           17,639
                                                  -----------    -----------
          Total assets                            $12,064,078    $12,946,021
                                                  ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

               Continental Investment Corporation and Subsidiaries

                                                   March 31,    December 31,
                                                     1997          1996
                                                  -----------   -----------
                                                  (Unaudited)    (Audited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                         $    42,783    $   119,496
  Accrued expenses                                       (665)        46,356
  Current portion of long-term note payable               -0-        230,000
                                                  -----------    -----------
          Total current liabilities                    42,118        395,852

LONG-TERM LIABILITIES
  Note payable                                        711,518        920,000
  Deferred income taxes                               747,000        747,000
                                                  -----------    -----------
          Total long term liabilities               1,458,518      1,667,000
                                                  -----------    -----------
          Total liabilities                         1,500,636      2,062,852

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $0.50 par value;
    25,000,000 shares authorized;
    11,313,008 shares issued and
    outstanding at March 31, 1997
    and December 31, 1996                         $ 2,782,504    $ 2,782,504
  Additional contributed capital                   11,540,444     11,540,444
  Accumulated deficit                              (3,759,506)    (3,439,779)
                                                  -----------    -----------
          Total stockholders' equity               10,563,442     10,883,169

          Total liabilities and
          stockholders' equity                    $12,064,078    $12,946,021
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

             Continental Investment Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1997
                                  (Unaudited)

                             Common stock          Common      Additional      Treasury stock
                       -----------------------     stock      contributed     ----------------   Accumulated
                         Shares     Par value     subscribed     capital       Shares   Amount     deficit        Total
                       ----------   ----------    ----------   -----------    --------  ------   ------------   ----------
Balance,
  December 31, 1996    11,313,008   $2,782,504       -0-       $11,540,444       -0-      -0-    $(3,439,779)   $10,883,169

Sale of stock in
  private placement           -0-          -0-       -0-              -0-        -0-      -0-            -0-            -0-

Issuance of stock
  for services                -0-          -0-       -0-              -0-        -0-      -0-            -0-            -0-

Issuance of stock
  for land                    -0-          -0-       -0-              -0-        -0-      -0-            -0-            -0-

Net loss                      -0-          -0-       -0-              -0-        -0-      -0-       (319,727)      (319,727)
                       ----------   ----------   ----------    -----------    --------  -------  -----------    -----------

Balance,
March 31, 1997         11,313,008   $2,782,504       -0-       $11,540,444       -0-      -0-    $(3,759,506)   $10,563,442
                       ==========   ==========   ==========    ===========    ========  =======  ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31,
                               (Unaudited)


                                                        1997         1996
                                                     ----------   ---------

Cash flows from operating activities:
  Net Loss                                           $ (319,727)  $(258,888)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization/Depreciation expense                  20,925         583
      Common stock issued for services                      -0-      47,200
      Change in operating assets and liabilities,
        net of effects of recapitalization:
      Other current assets                               19,576      58,649
      Accounts payable, trade                           (76,713)      8,653
      Accrued expenses                                  (47,021)     64,715
      Accrued expenses to related parties                   -0-    (206,971)
      Deferred Rent                                         -0-     (13,251)
                                                     ----------   ---------

            Net cash provided by (used in)
              operating activities                     (402,960)   (299,310)

Cash flows from investing activities:
  Partial repayment of note receivable                1,048,563         -0-
                                                     ----------   ---------
            Net cash provided by
              investing activities                    1,048,563         -0-

Cash flows from financing activities:
  Payment of liabilities                               (438,481)     (8,065)
  Proceeds from sale of stock                               -0-     300,000
                                                     ----------   ---------
            Net cash provided by (used in)
              financing activities                     (438,481)    291,935

Net increase (decrease) in cash                         207,121      (7,375)

Cash, beginning of period                               841,586       3,669
                                                     ----------   ---------
Cash, end of period                                  $1,048,707   $  (3,706)
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



                                 SIGNATURES
                                 ----------

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


                                      By:  /S/ G. Michael Lawshe
                                           -----------------------------
                                           G. Michael Lawshe
                                           (Principal Accounting Officer)


Date: January 6, 1998