Form 10QSB/A
period 1997-06-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-01-06
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                        ________________________________

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

                            FORM 10-QSB REPORT INDEX

                                                                 Page No.
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements


    Consolidated Balance Sheets as of  June 30, 1997
      and December 31, 1996 ....................................     3

    Consolidated Statements of Operations
      For the periods ended June 30, 1997 and 1996 .............     5

    Consolidated Statement of Stockholders' Equity
      Six months ended June 30, 1997 ...........................     6

    Consolidated Statements of Cash Flows
      Six months ended June 30, 1997 and 1996 ..................     7

    Notes to Consolidated Financial Statements .................     8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ........     9


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K .....................    12


Signatures .....................................................    13

PART I.   FINANCIAL INFORMATION
-------------------------------

  Item 1.  Financial Statements.
  ------------------------------

              Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                June 30,      December 31,
                                                  1997           1996
                                              ------------    ------------
                                              (Unaudited)      (Audited)

                   ASSETS

CURRENT ASSETS
  Cash                                        $ 2,296,640     $   841,586
  Notes receivable                              1,954,097       2,380,000
  Accounts receivable                              33,930          23,679
  Inventories                                      50,532          48,613
  Accrued interest receivable                         -0-          61,142
  Prepaid expenses                                 12,994          33,967
  Landfill acquisition down payment               250,000            -0 -
                                              ------------    ------------
      Total current assets                      4,598,193       3,388,987

PROPERTY AND EQUIPMENT
  Land,  at cost                                9,497,582       9,497,582
  Fixtures and equipment, net
    of accumulated depreciation of
    $40,630 and $29,960                            36,570          41,813

      Total property and equipment              9,534,152       9,539,395
                                              ------------    ------------

INTANGIBLES, net of accumulated
  amortization of $35,000 and $17,361                 -0-          17,639
                                              ------------    ------------
      Total assets                            $14,132,345     $12,946,021
                                              ============    ============

     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                                                June 30,      December 31,
                                                  1997           1996
                                              ------------    ------------
                                              (Unaudited)      (Audited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                     $    97,668     $   119,496
  Accrued payable                                 128,000          46,356
  Current portion of long-term
    note payable                                      -0-         230,000
                                              ------------    ------------
     Total current liabilities                    225,668         395,852

LONG-TERM LIABILITIES
  Note payable                                    711,519         920,000
  Accrued interest payable                         11,760             -0-
  Deferred income taxes                           747,000         747,000
                                              ------------    ------------
     Total long-term liabilities                1,470,279       1,667,000
                                              ------------    ------------
     Total liabilities                          1,695,947       2,062,852

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized; no
    shares issued or outstanding                      -0-             -0-
  Common stock, $0.50 par value;
    25,000,000 shares authorized;
    11,782,008 shares issued and
    outstanding at June 30, 1997;
    11,313,008 shares issued and
    outstanding at December 31, 1996          $ 3,017,004     $ 2,782,504
  Additional contributed capital               13,514,064      11,540,444
  Accumulated deficit                          (4,094,670)     (3,439,779)
                                              ------------    ------------
     Total stockholders' equity                12,436,398      10,883,169
                                              ------------    ------------
     Total liabilities and
       stockholders' equity                   $14,132,345     $12,946,021
                                              ============    ============

     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three months ended         Six months ended
                                     June 30,                  June 30,
                             -----------------------   -----------------------
                                1997         1996          1997        1996
                             ---------    ----------   ----------   ----------

Revenues                     $ 202,768    $ 214,898    $  406,819   $ 414,237

Costs and Expenses
  Cost of revenues              79,424       71,339       158,153     153,325
  Selling, general and
    administrative expenses    572,068      459,306     1,095,671     729,462
                             ----------   ----------   -----------  ----------
     Operating loss           (448,724)    (315,747)     (847,005)   (468,550)

Other Income (Expense)
  Interest income               61,305          -0-       119,070         -0-
  Interest expense             (12,473)      (3,145)      (30,825)     (3,872)
  Miscellaneous income          64,729          -0-       103,869         -0-
                             ----------   ----------   -----------  ----------
     Loss before income
       taxes                  (335,163)    (318,892)     (654,891)   (472,422)

Income Tax Expense                 -0-          -0-           -0-         -0-
                             ----------   ----------   -----------  ----------

     NET LOSS                $(335,163)   $(318,892)   $ (654,891)  $(472,422)
                             ==========   ==========   ===========  ==========

Per Share Data
  Net loss per common share  $   (0.03)   $   (0.03)   $   (0.06)   $   (0.06)

Weighted average number
  of common and common
  equivalent shares
  outstanding               11,443,393    9,933,660   11,378,560    9,800,700

     See accompanying notes to unaudited consolidated financial statements.

                             Continental Investment Corporation and Subsidiaries

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Six months ended June 30, 1997
                                                 (Unaudited)
                      Common stock         Common       Additional   Treasury stock
                ------------------------    stock      contributed   ---------------    Accumulated
                  Shares      Par value   subscribed     Capital     Shares   Amount      deficit          Total
                -----------  -----------  ----------   ------------  ------   ------    -----------     ------------
Balance,
 December 31,
 1996           11,313,008   $2,782,504      -0-       $11,540,444     -0-      -0-     $(3,439,779)    $10,883,169

Exercise of
 warrants          505,000      252,500      -0-         2,147,500     -0-      -0-             -0-       2,400,000

Issuance of
 stock for
 services          (36,000)     (18,000)     -0-          (173,880)    -0-      -0-             -0-        (191,880)

Net loss               -0-          -0-      -0-               -0-     -0-      -0-        (654,891)       (654,891)
                -----------  -----------  ----------   ------------  ------   ------    ------------    ------------

Balance,
 June 30,
 1997           11,782,008   $3,017,004      -0-       $13,514,064     -0-      -0-     $(4,094,670)    $12,436,398
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

                                        CONTINENTAL INVESTMENT CORPORATION
                                        (Registrant)


                                         By: /S/ R. Dale Sterritt, Jr.
                                             R. Dale Sterritt, Jr.
                                             Chairman, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                         By: /S/ G. Michael Lawshe
                                             G. Michael Lawshe
                                             (Principal Accounting Officer)


Date: January 6, 1998