Form 10KSB
period 1997-12-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-04-16
CIK 24077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                        --------------------------------

                                   FORM 10-KSB
(Mark One)
 [|X|] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                   For the fiscal year ended December 31, 1997

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 0-3743
                       ----------------------------------

                       CONTINENTAL INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

          Georgia                                                58-0705228

(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



                     10254 Miller Road, Dallas, Texas 75238
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (214) 691-1100

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $0.50 par value
                                (Title of class)

     Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [|X| ]

         Issuer's revenues for its most recent fiscal year $2,280,317.

         The aggregate market value of the voting stock held by non-affiliates as of April 14, 1998, is approximately $74,885,643, based upon the closing bid price of $11.50 per share as reported for such date by Trading and Market Services of The Nasdaq Stock Market, Inc.
     As of April 14, 1998, the issuer had outstanding 12,442,938 shares of its Common Stock, $0.50 par value.

                                                      PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Background

       Continental Investment Corporation ("CICG" or the "Company") was incorporated on October 3, 1958, in the State of Georgia, as a real estate investment and development company. In 1965, the Company purchased 133 acres of land located approximately 10 miles southwest of downtown Atlanta, Georgia. From 1966 to 1993, 65 acres of the land along with mineral rights were leased to a mining and quarrying company unrelated to CICG. The lease and rights to extract minerals from the property expired in 1993. Subsequently, CICG participated in reclamation activities in preparation for an alternative use of the land. During fiscal 1996, the Company purchased an additional 96 acres adjacent to the 133-acre site. A study of the property has indicated its viability as a potential multi-use waste disposal, waste transfer and recycling facility. A study of the Property has indicated its viability as a potential multi-use waste disposal, waste transfer, and recycling facility.

       In a series of transactions in fiscal 1994, 1995 and 1996, the Company acquired all of the operating assets of FIBER-SEAL Holdings, Inc., FIBER-SEAL Services International, Inc. and FIBER-SEAL of Dallas, including all trademarks, servicemarks, logos, and tradenames of or related to FIBER-SEAL.

       During fiscal 1997, the Company acquired an operating construction and demolition ("C&D") landfill in metropolitan Atlanta, Georgia in exchange for consideration totaling $2.74 million.

       During fiscal 1997, the Company also acquired 108 acres of land in another area of metropolitan Atlanta, Georgia in exchange for consideration totaling $1,999,990. The Company intends to develop such site into a C&D landfill.

       During fiscal 1997, the Company acquired two landfill sites from WasteMasters, Inc. (in Kirksville, Missouri and Walker County, Georgia) along with substantial securities holdings in WasteMasters, Inc.

The Atlanta Quarry Site Property (the "Property")

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

       A study of the Property has indicated its viability as a potential multi-use waste disposal, waste transfer and recycling facility. The Company is presently evaluating the various potential uses for the Property as a waste disposal site consisting principally of the possibilities discussed below.

Because of ongoing potential political, legal, bureaucratic and other factors, there can be no assurance that the Company will be able to accomplish any of its goals for the Property within a reasonable period of time.

       Municipal Solid Waste Landfill: Municipal solid waste ("MSW") landfills are the primary depository for solid waste in North America. These disposal facilities are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained carefully to meet federal, state and local regulations. Maintenance includes excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. Customers are charged disposal charges or "tipping fees" based on market factors and the type and volume or weight of solid waste deposited. Long-term disposal contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs. A municipal solid waste landfill can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day-use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or forestry operations or industrial processes or operations.

       Construction and Demolition Landfill: A construction and demolition ("C&D") landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on pavements, houses, commercial buildings, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, cardboard, all inert waste landfill material, and other "non-putrescible" wastes, as these wastes have a low potential for groundwater contamination upon decomposition.

       Recycling: Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. In response to increasing environmental concerns and expanding federal and state regulations, recycling is rapidly becoming a viable business. Indeed the U. S. recycling rate has grown from 13% in 1988 to over 25% today. Recycling fees are generally service based wherein the customer pays for the cost of removing, processing and disposing of potentially recyclable materials. In many cases, mixed waste materials are received at a materials recovery facility ("MRF") which is often integrated into our contiguous to a transfer operations. Materials such as paper, cardboard, glass, plastic, and aluminum and other metals are sorted, separated, accumulated, bound, or placed in a container and readied for transportation to a third party which will reuse the separated materials. The purchaser generally pays for the materials based on fluctuating spot-market prices. Materials for which there is no market or for which the market price is insufficient to warrant processing are disposed of at a landfill or other disposal facility. The Company would seek to avoid exposure to fluctuating commodity prices by passing through substantially all of the profit or loss from the sale of recyclables to its customers.

       Transfer Station: A transfer station is a waste management facility where solid waste is received from collection vehicles and then transferred to and compacted in large, specially designed and constructed trailers for transportation to distant disposal facilities. Transportation can be by road or rail. A transfer station operation can effectively reduce costs by positively impacting the utilization of personnel and equipment and by reducing fuel costs. The greatest benefit of transfer stations is the quick turnaround obtained for route collection vehicles. The Property is potentially well suited to serve as a waste transfer station for transfer of waste outside the nine county region because a railroad line is located just outside of the Property's boundary. The Company will seek to acquire a rail spur to the Property. Although the Property's proximity to a major rail line provides for a viable transfer station, complications exist with regard to interstate transport (e.g., states trying to collect per ton confiscatory fees on incoming waste, etc.).

     There is also an effort by some state legislators to restrict the disposal of out-of-state wastes in their state's landfills. Although most legislative efforts to date have been rejected by the courts, there is a possibility that these laws may eventually pass.

FIBER-SEAL Operations

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

       The Company has made a strategic decision to convert its FIBER-SEAL Fabric Care System(R) business from a licensing mode to a franchising operation during fiscal years 1998. It is the Company's opinion that the conversion will not result in the creation of any material risks that could have an adverse impact upon the Company's financial position and results of operations. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U.S. during fiscal years 1998 and 1999. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced. However, as the business areas in which FIBER-SEAL competes are highly competitive, there can be no assurance that the Company will be able to accomplish its goals regarding FIBER-SEAL.

Operating Construction and Demolition Landfill

       During the third quarter of 1997, the Company acquired an operating construction and demolition ("C&D") landfill in metropolitan Atlanta, Georgia in exchange for consideration totaling $2.74 million. The purchase price consisted of immediate cash consideration of $2.5 million and an obligation to make future cash payments totaling $240,000. A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. The acquisition was accounted for as a purchase and the operating results of the acquired landfill have been included in the financial statements of the Company since the acquisition. The following pro forma information compares the results of operations as if the acquisition had been consummated as of the beginning of each of the 12 month periods ended December 31, 1997 and December 31, 1996.

                               Twelve months ended
                                  December 31,
                             1997                         1996
                          -------------                ----------

       Revenue            $3,610,793                   $2,246,091

       Net Loss            ($850,712)                 ($1,064,080)

       Net loss per
           common share        ($.07)                       ($.09)

       The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the beginning of the above periods, nor is it necessarily indicative of future operating results.

Proposed Construction and Demolition Landfill

       During fiscal 1997, the company also acquired 108 acres of land in another area of metropolitan Atlanta, Georgia in exchange for consideration totaling $1,999,990. The purchase price consisted of 119,047 restricted shares of Common Stock of the Company. The Company intends to develop such site into a C&D landfill. A maximum of 119,047 additional restricted shares of Common Stock of the Company may be paid as additional consideration upon the issuance of a final and non-appealable construction and demolition landfill permit.

Transactions With WasteMasters, Inc.

       During the quarterly period ended September 30, 1997, the Company purchased from WasteMasters, Inc. 100% of the issued and outstanding shares of two corporations which had been wholly-owned subsidiaries of WasteMasters, Inc. Such corporations, Trantex, Inc. (which owns a landfill site in Kirksville, Missouri) and WasteMasters of Georgia, Inc. (which owns a landfill site in Walker County, Georgia,) are now wholly-owned subsidiaries of Continental Technologies Corporation of Georgia, which is itself a wholly-owned subsidiary of Continental Investment Corporation. As per another provision of its agreement with WasteMasters, Inc., the Company acquired 4,500,000 restricted shares of newly-issued Common Stock and 5,000,000 shares of newly-issued Series A Preferred Stock of WasteMasters, Inc. directly from WasteMasters, Inc., a publicly traded corporation engaged in the waste disposal business. Such shares comprise 3.93% of the total number of shares of WasteMasters' Common Stock that are currently outstanding and 100% of the total number of shares of WasteMasters Series A Preferred Stock that are currently outstanding. Each share of Preferred Stock is entitled to one vote on any matter on which shareholders will vote, and is convertible into 5.1 shares of WasteMasters Common Stock (i.e. a total of 25,500,000 shares of restricted WasteMasters Common Stock). If Continental were to fully convert the Series A Preferred into Common Stock, Continental would then own, ceteris paribus, approximately 21.43% of the total number of shares of WasteMasters Common Stock that would then be outstanding. In addition, a Warrant for the Purchase of Shares of WasteMasters Common Stock was issued by WasteMasters, Inc. to Continental Investment Corporation giving Continental the option, exercisable until August 29, 1999, to acquire up to 100,000,000 restricted shares of WasteMasters Common Stock in exchange for up to 1,000,000 restricted shares of Continental Common Stock based upon an exchange ratio of 1 share of Continental Common Stock for 100 shares of WasteMasters, Inc. Common Stock. In the event that Continental exercises in full its Warrant and fully converts its WasteMasters Preferred Stock into WasteMasters Common Stock, Continental would own, ceteris paribus, approximately 54.17% of the then issued and outstanding shares of Common Stock of WasteMasters. All of the above calculations of potential percentage ownership positions of the Company in WasteMasters, Inc. assume that no additional shares of WasteMasters common stock will be issued other than those shares issued in the various Company transactions described above. The total consideration for all of the transactions with WasteMasters, Inc. described above was $9,540,000, of which $6,080,000 was applicable to the acquisition of the WasteMasters securities and $3,460,000 was applicable to the acquisition of the two landfill subsidiaries.

Waste Industry Background

       According to the National Solid Waste Management Association ("NSWMA"), the North American solid waste industry was projected to have revenues of more than $37 billion in 1997. The industry is highly fragmented, with the four largest companies accounting, in 1995, for approximately 30% of revenues, seven mid-sized public companies, accounting for approximately 4% of revenues, and several thousand municipalities and independent collection firms accounting for approximately 66% of revenues. The industry has been consolidating in recent years as a result of increased capital requirements arising primarily from stringent environmental and other governmental regulations. The Company expects the trend toward consolidation to continue as many independent landfill and collection operators, including municipalities, lack the capital resources, management skills and technical expertise necessary to operate in compliance with such regulations.

       The Company believes that approximately 70% of solid waste landfills are owned by municipalities, 25% by private companies and 5% by the federal and state governments. These landfills vary greatly in size and capacity. The Company believes that the estimated 800 privately-owned landfills represent approximately 50% of the remaining disposal capacity in the United States. Subtitle D regulations ("Subtitle D") of the Resource Conservation and Recovery Act ("RCRA") require landfill operators to upgrade existing disposal facilities by imposing requirements in the areas of facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards. Trade group data indicate that the number of municipal solid waste landfills decreased by 62% from 1988 to 1995 and that the remaining number of such landfills is under 2,,900.

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

Competition

     The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies -- Waste Management, Inc., Browning-Ferris Industries, Inc. ("BFI"), U.S.A. Waste Services, Inc., Allied Waste Industries, Inc. and Republic Industries, Inc. (In early 1997, U.S.A. Waste Services, Inc.

and Waste Management, Inc. announced their intention to merge.) Additionally, there are a number of regional companies and numerous local companies. All of these companies have significantly larger operations and greater financial resources than CICG. The Company also competes with those counties and municipalities that maintain their own waste collection and/or disposal operations.

       The Company competes for landfill business on the basis of tipping fees, geographical location and quality of operations. The Company's ability to obtain landfill business is limited by the fact that some major collection companies also own or operate landfills to which they send waste that they collect.

Solid Waste Disposal Business Risks

       There are potential, often unforeseen, business risks and certain cost exposures associated with the establishment, ownership and operation of solid waste landfill sites. Such risk factors include, but are not limited to: a reduction in the volume of solid waste available for landfill disposal resulting from legislative or regulatory action focused on the reduction of waste volume; public concern regarding the potential for adverse effects on public health, the environment, and land property values attributable to wastes disposed of at landfills; the difficulty of obtaining permits to expand or establish disposal sites and public and private opposition to the location, expansion and operation of landfills; expanding governmental actions attempting to restrict the interstate movement of waste for disposal; costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and long-term care obligations; the obligation to manage any adverse affects on the environment that may materialize; possible judicial and administrative proceedings regarding alleged adverse environmental and health effects occasioned by landfill operations; and potential regulations requiring a landfill operator to demonstrate financial strength that would enable compliance with prescribed or changing standards and methods of operation, as well as closure and post-closure care requirements.

       The Company purchases and maintains environmental impairment liability insurance policies on its landfills that provide coverage against clean-up costs and bodily injury to non-employees and property damage caused by off-site pollution emanating from the landfills. However, if the Company should be unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successfully prosecuted and of sufficient magnitude, could have a material adverse effect upon the Company's business or financial condition. Difficulty in obtaining insurance could also impair the Company's ability to secure future contracts, which may be conditioned upon the availability of adequate coverage.

       Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company may be required to demonstrate satisfactory financial assurances to secure its closure and post-closure care obligations with respect to each landfill cell, some of which may be in the form of a surety bond or letter of credit. If the Company is unable to obtain surety bonds or letters or credit in sufficient amounts or at acceptable rates, it may be precluded from entering into disposal contracts or obtaining or retaining landfill operating permits.

Environmental and Other Regulations

       Authority to issue Georgia permits for construction and operation of municipal solid waste landfills, provided they are issued subject to facility compliance with Subtitle D of The Federal Resource Conservation and Recovery Act of 1976 (the "RCRA"), rests with the Environmental Protection Division of the State of Georgia Department of Natural Resources ("EPD"). The Company intends to prepare an application for the Property that meets the requirements of the EPD and that demonstrates facility compliance with RCRA, Subtitle D requirements. Locally, the City of Atlanta will be requested to issue a Special Use Permit granting the Company authority to operate a landfill on the Property.

       Landfills are required to comply with RCRA, Subtitle D standards. Further, in granting a Special Use Permit, the city of Atlanta may require other operating protocols with which the Company will be required to comply. Once in operation, both the city and the state may inspect landfills on an unannounced basis to investigate for regulatory and permit compliance. Once a landfill is full, post-closure care operations and maintenance are required for 30 years.

       The Company is subject to comprehensive federal, state and local environmental, health and safety laws and regulations. These regulations are administered by various federal, state and local environmental, zoning, health and safety agencies. All of these agencies are empowered to monitor Company compliance with such laws and regulations via periodic and unannounced inspections.

       Operation of landfills requires that costs be incurred, some significant, related to liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site clean-up, site remedial work, maintenance and post-closure care obligations. These costs may adversely impact the profit potential of the Company's landfill operations by increasing the costs of construction and operation of landfills over the short and long term. The Company will require substantial additional financing to develop the Property. There can be no assurance that such financing will be available.

       Resource Conservation and Recovery Act ("RCRA"), Subtitle D regulations require landfill operators to demonstrate financial responsibility enabling the operator to comply with landfill construction and operation standards, as well as closure and post-closure care requirements. The Company is required to obtain insurance and performance bonds at potentially high cost to meet this requirement.

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

       The Company is subject to liability for any nuisance or trespass resulting from the operation of its landfills. A person bringing a nuisance or trespass action against the Company may seek an injunction to curtail or limit the Company's operations. Further, any person pursuing a nuisance or trespass cause of action may petition for actual and punitive damages. The awarding of such damages could negatively impact the Company's financial condition and business operations.

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

       The Company's landfill business subjects it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and could give rise to increased costs for monitoring and corrective measures. In connection with the Company's possible acquisition of existing landfills, it will often be necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. The Company's operations are subject to regulation, principally under the following federal statutes:

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

     The Federal Water Pollution Control Act of 1972 ("The Clean Water Act")

       This Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, groundwater or other surface or subsurface waters. If runoff from the Company's potential landfill or transfer station is discharged into surface waters, the Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company works with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. In addition, where development may alter or affect "wetlands," a permit must be obtained before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites. The Act provides for civil, criminal and administrative penalties for violations of specified sections of the Act.


    The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund" or "CERCLA")

       CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such programs is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the land, former owners and operators of the land at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if hazardous substances that were released and caused the need for cleanup at the Company's landfills were generated by or transported to the landfill by a municipality. Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect the Company's waste disposal business.

    The Occupational Safety and Health Act of 1970 (the "OSHA Act")

       The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, apply to the Company's operations.

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

                  Proposed Federal Legislation

       In the future, the Company's landfill operations (along with any potential collection and/or transfer operations) may also be affected by legislation currently pending before Congress that would authorize the states to enact discriminatory legislation governing waste shipments. The Company believes that if any such federal legislation is enacted, it may have a material adverse effect on the Company's potential operations.

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

       The Company's landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida, Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills, through waste planning, composting and recycling or other programs, within the next few years. A number of states have taken, or are considering, steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and "white goods", such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect adversely the Company's ability to operate its facilities at their full capacity.

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

       Proposed Atlanta municipal solid waste landfills must file for a Special Use Permit ("SUP") with the City of Atlanta, and a Permit to Construct and Operate a Landfill ("PCO") with the Environmental Protection Division of The State of Georgia Department of Natural Resources ("EPD"). Notice of such applications must be filed with counties lying contiguous to the county within which the Property is located. These permits, if granted, would give the Company authority to accept municipal solid waste as well as inert waste, and construction and demolition debris. Although there are presently no known insurmountable impediments to the approval of these permit applications, significant opposition may arise from city of Atlanta and surrounding county residents regarding environmental and quality of life issues. Indeed, some local residents and community activists have already indicated their opposition to the potential use of the property as a waste disposal site. It is anticipated that the city of Atlanta may impose operating protocols on which the SUP permits are contingent. Once in operation, both the city and state would be at liberty to inspect the Property, without notification to the operator, to investigate regulatory and permit compliance. Compliance issues covered in the required permits include liner installation, leachate collection system installation, periodic cover requirements and groundwater monitoring systems. Landfill operators may also petition the various permitting authorities, provided that there is sufficient justification, for regulatory variances that eliminate or reduce some requirements outlined in the petitions. In the case of the Property, this would include petitioning to diminish/lessen the liner requirement, as based on water levels, there will be little or no groundwater seepage/contamination. A variance would significantly reduce costs associated with the construction of the landfill.

Disclosure Regarding Forward Looking Statements

       This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

       (1) Competition: The waste collection/disposal business and the fabric are business are both highly competitive and require substantial amounts of capital. The Company's existing and potential facilities do, may or would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company does, may or would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

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

       (3) Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, revenues from the operating construction and demolition landfill described on Page 4 of this report and revenues generated from the operation of its fabric care business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

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

       (8) Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its existing and potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

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

Year 2000 Compliance

       Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's Year 2000 issues relate not only to its own systems but also to those of its customers and suppliers. The Company does not currently have any information concerning Year 2000 compliance status of its customers and suppliers. In the event that any of the Company's significant customers or suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Employees

       As of April 14, 1998, the Company employed a total of 36 persons, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

       The Company also owns 89 acres of land at its operating C&D landfill in metropolitan Atlanta, Georgia and 108 acres of land at another site in metropolitan Atlanta, Georgia on which it intends to construct another C&D landfill.

       The Company also owns 65 acres of land at its landfill site in Kirksville, Missouri and 225 acres of land at its landfill site in Walker County, Georgia.

       The Company leases approximately 9,612 square feet of office and warehouse space in Dallas, Texas and approximately 2,766 square feet of office space in Atlanta, Georgia.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1997.

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

                        Year Ended                       Year Ended
                     December 31, 1997               December 31, 1996
                     -----------------               -----------------
    Quarters         High            Low               High         Low

   OCT-DEC          $22.00         $15.125          $27.13           $20.50
   JUL-SEP          $25.00         $21.375          $30.50           $16.50
   APR-JUN          $23.00         $20.50           $26.00           $ 3.50
   JAN-MAR          $23.50         $20.50           $ 5.00           $ 4.13

       Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other potentially unfavorable developments involving the Company's operations or facilities including those in the ordinary course of business, may be expected to engender publicity which could from time to time have an adverse impact upon the market price for the Company's Common Stock.

       There were 1,264 holders of record of the Common Stock as of April 13, 1998. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during fiscal 1997, 1996 or 1995. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        Results of Operations

        Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended September 30, 1996

Revenues

       During the fiscal year ended December 31, 1997, revenues of the Company were derived primarily from the operating construction and demolition ("C&D") landfill described on Page 4 of this report, that was acquired during the quarterly period ended September 30, 1997 and from the FIBER-SEAL fabric care and treatment business. Revenues for the fiscal year ended December 31, 1997 increased $1,461,339 (178.43%) to $2,280,317 from $818,978 for the fiscal year ended September 30, 1996.

     While FIBER-SEAL revenues increased $128,652 (15.71%) from $818,978 to $947,630, the increase in revenues was primarily a result of the acquisition of the aforementioned C&D landfill which generated revenues of $1,332,687 in fiscal 1997 as compared with zero Company landfill revenues in fiscal 1996. (The acquisition was accounted for as a purchase. Therefore, the operating results of the acquired landfill have been included in the financial statements of the Company beginning with, and not prior to, the date of acquisition.) A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. FIBER-SEAL revenues consist of: (1) licensee fees based upon monthly sales, (2) product sales to licensees, and (3) direct product and service sales from the Dallas, Texas territory (which is owned by the Company). The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation during fiscal year 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U.
S. during fiscal years 1998 and 1999. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced. However, as the business areas in which FIBER-SEAL competes are highly competitive, there can be no assurance that the Company will be able to accomplish its goals regarding FIBER-SEAL.

Cost of Revenues

       Cost of revenues for the fiscal year ended December 31, 1997 increased $739,240 (200.10%) to $1,108,675 (representing 48.62% of revenues) from $369,435
(representing 45.11% of revenues) for the fiscal year ended September 30, 1996. The increase in the cost of revenues was primarily a result of the acquisition of the operating C&D landfill described on Page 4 of this report.

Selling, General and Administrative (SG&A) Expenses

       Selling, general and administrative (SG&A) expenses for the fiscal year ended December 31, 1997 increased $960,609 (70.70%) to $2,319,328 from
$1,358,719 for the fiscal year ended September 30, 1996. The increase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a solid waste disposal site (e.g., consulting fees, increased legal fees, increased personnel costs, the rental of office space in Atlanta, increased travel expenses, etc.), the expenses incurred as a result of the acquisitions described on Pages 4 and 5 of this report, and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss

       Operating loss for the fiscal year ended December 31, 1997 increased $238,510 (26.23%) to $1,147,686 from $909,176 for the fiscal year ended
September 30, 1996. This was due to an increase in revenues for the fiscal year ended December 31, 1997 of $1,461,339 (a 178.43% increase) to $2,280,317 from
$818,978 for the fiscal year ended September 30, 1996, an increase in cost of revenues for the fiscal year ended December 31, 1997 of $739,240 (a 200.10% increase) to $1,108,675 from $369,435 for the fiscal year ended September 30, 1996, and an increase in selling, general and administrative (SG&A) expenses for the fiscal year ended December 31, 1997 of $960,609 (a 70.70% increase) to $2,319,328 from $1,358,719 for the fiscal year ended September 30, 1996.

Interest Income

       Interest income of $207,279 for the fiscal year ended December 31, 1997 increased by $198,333, as compared with the fiscal year ended September 30, 1996 during which period the Company had $8,946 of interest income. Such increase was due to the Company's significantly increased holdings of cash and short term investments  during the fiscal  1997  period as  compared  with the fiscal  1996 period.

Interest Expense

       Interest expense for the fiscal year ended December 31, 1997 increased by $63,460 to $71,932 from $8,472 for the fiscal year ended September 30, 1996. The increase was primarily due to the note payable issued in connection with the September 1996 acquisition of additional FIBER-SEAL assets.

Net Loss

       The net loss for the fiscal year ended December 31, 1997 increased $103,637 (11.4%) to $1,012,339 from $908,702 for the fiscal year ended September 30, 1996. Such increase was primarily due to significantly higher selling, general and administrative expenses offset to a great extent by earnings from the operating C&D landfill described on Page 4 of this report and increased interest income.

         Liquidity and Capital Resources

Cash and Short-Term Investments

       Cash and short-term investments as of December 31, 1997 were $1,701,480, a decrease of $1,520,106 as compared with the cash and short-term investments position of $3,221,586 at December 31, 1996. Such decrease was primarily due to the expenditure of $2,500,000 of cash in the acquisition of the operating C&D landfill described on Page 4 of this report, and the $1,012,339 net loss experienced by the Company during the fiscal year ended December 31, 1997 offset primarily by proceeds from the exercise of warrants and increased amortization and depreciation.

Investment in WasteMasters, Inc.

       As of April 14, 1998, the Company owned various restricted, unregistered securities of WasteMasters, Inc., a publicly-traded corporation whose registered common stock is traded on the Nasdaq SmallCap Market under the trading symbol WAST (see Page 5, "Transactions With WasteMasters, Inc."). Such securities consist of 4,500,000 shares of restricted WasteMasters Common Stock, 5,000,000 shares of WasteMasters Series A Preferred Stock (which are convertible at the Company's option into 25,500,000 shares of restricted WasteMasters Common Stock) and an option to exchange up to 1,000,000 shares of restricted Continental Investment Corporation Common Stock for up to 100,000,000 shares of restricted WasteMasters Common Stock (as per a fixed exchange ratio of 1 share of Continental for 100 shares of WasteMasters). Such securities are currently valued on the Company's balance sheet at their cost basis of $6,080,000.

Capital Expenditures

     The Company currently has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire landfills and related waste disposal industry assets in the future.

Capital Resources

       Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, revenues from the operating construction and demolition landfill described on Page 4 of this report and revenues generated from the operation of its FIBER-SEAL fabric care business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,720,000 of common stock purchase warrants were exercised during the fiscal year ended December 31, 1997.

     As of December 31, 1997, the Company had working capital of $1,540,507 and a current ratio of 2.33 to 1.


ITEM 7.  FINANCIAL STATEMENTS.


                                           INDEX TO FINANCIAL STATEMENTS
                                                                                                            Page

Report of Independent Certified Public Accountants---------------------------------------------------------  F-1

Consolidated Balance Sheet as of December 31, 1997-----------------------------------------------------------F-2

Consolidated Statements of Operations
   for the fiscal year ended December 31, 1997, the three months ended December 31, 1996, and the fiscal year ended  September 30, 1996------------------------------------F-3

Consolidated  Statement  of  Stockholders'  Equity  for the  fiscal  year  ended
   December 31, 1997, the three months
   ended December 31, 1996, and the fiscal year ended September 30, 1996------------------------------------ F-4

Consolidated Statements of Cash Flows
   for the fiscal year ended December 31, 1997, the three months ended December 31, 1996, and the fiscal year ended September 30, 1996 ----------------------------------- F-5

Notes to Financial Statements------------------------------------------------------------------------------- F-7

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Continental Investment Corporation

We have audited the accompanying consolidated balance sheet of Continental Investment Corporation (a Georgia corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the three months ended December 31, 1996, and the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Investment Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1997, the three months ended December 31, 1996, and the year ended September 30, 1996, in conformity with generally accepted accounting principles.





Dallas, Texas
April 6, 1998

               Continental Investment Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997

                                     ASSETS


CURRENT ASSETS
    Cash                                                                                                 $  217,383
    Note receivable                                                                                       1,484,097
    Receivables - Wastemasters, Inc.                                                                        433,734
    Accounts receivable, net of allowance for doubtful accounts of $17,011                                  268,793
    Inventories                                                                                              59,423
    Accrued interest receivable                                                                              82,628
    Prepaid expenses and other assets                                                                       156,595
                                                                                                           --------

                 Total current assets                                                                     2,702,653

PROPERTY AND EQUIPMENT - AT COST
    Landfill sites under development                                                                     14,682,572
    Active landfill sites, net of accumulated amortization of $307,203                                    2,572,500
    Fixtures and equipment, net of accumulated depreciation of $81,114                                      764,903
                                                                                                           --------
                                                                                                         18,019,975

INVESTMENT IN WASTEMASTERS, INC.                                                                          6,080,000

                 Total assets                                                                           $26,802,628


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Note payable - related party                                                                           $ 98,707
    Accounts payable - trade                                                                                561,090
    Accrued expenses                                                                                        283,317
    Current maturities of long-term debt                                                                    219,032
                                                                                                           --------

                 Total current liabilities                                                                1,162,146

LONG-TERM LIABILITIES
    Long-term debt                                                                                        1,154,542
    Deferred income taxes                                                                                   747,000
                                                                                                          1,901,542

                 Total liabilities                                                                        3,063,688

COMMITMENTS      -

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value; 10,000,000 shares authorized;
       no shares issued or outstanding                                                                           -
    Common stock, $.50 par value; 90,000,000 shares authorized;
       12,367,055 issued and outstanding                                                                  3,309,528
    Additional contributed capital                                                                       24,881,530
    Accumulated deficit                                                                                  (4,452,118)
                                                                                                        -----------

                 Total stockholders' equity                                                              23,738,940

                 Total liabilities and stockholders' equity                                             $26,802,628


         The accompanying notes are an integral part of this statement.