Form 10QSB
period 1998-03-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-05-20
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                        _____________________________

                                 FORM 10-QSB

(Mark One)
        [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

                                      or
        [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
             For the transition period from ________ to ________

                        Commission File Number 0-3743
                     ___________________________________


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

     As of May 20, 1998, the registrant had outstanding 12,442,938 shares of its Common Stock, $0.50 par value.

             Continental Investment Corporation and Subsidiaries

                          FORM 10-QSB REPORT INDEX

                                                                    Page No.

PART I. FINANCIAL INFORMATION
-----------------------------

   Item 1. Financial Statements
   ----------------------------

      Condensed Consolidated Balance Sheets as of March 31, 1998
        and December 31, 1997 .....................................     3

      Condensed Consolidated Statements of Operations
        Three months ended March 31, 1998 and 1997 ................     5

      Condensed Consolidated Statement of Stockholders' Equity
        Three months ended March 31, 1998 .........................     6

      Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 1998 and 1997 ................     7

       Notes to Condensed Consolidated
         Financial Statements .....................................     9

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    14


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K........................    17

Signatures ........................................................    17

PART I.   FINANCIAL INFORMATION.
--------------------------------

Item 1.  Financial Statements.
------------------------------

              Continental Investment Corporation and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1998          1997
                                                  ------------  ------------
                  ASSETS                           (Unaudited)    (Audited)

CURRENT ASSETS
   Cash                                           $    94,032   $   217,383
   Note receivable                                  1,484,097     1,484,097
   Receivables - WasteMasters, Inc.                   302,203       433,734
   Accounts receivable, net of allowance
     for doubtful accounts $18,844
     and $17,011                                      580,140       268,793
   Inventories                                         48,963        59,423
   Accrued interest receivable                        119,730        82,628
   Prepaid expenses and deposits                      129,455       156,595
                                                  ------------   -----------
       Total current assets                         2,758,620     2,702,653

PROPERTY AND EQUIPMENT
   Landfill sites under development,
     at cost                                       14,710,622    14,682,572
   Landfills, net of accumulated
     amortization of $475,025 and
     $307,203                                       3,185,426     2,572,500
   Fixtures and equipment, net of
     accumulated depreciation of
     $136,607 and $81,114                             738,348       764,903
                                                  ------------  ------------
       Total property and equipment                18,634,396    18,019,975

INVESTMENT IN WASTEMASTERS, INC.                    6,080,000     6,080,000

INTANGIBLES                                               -0-           -0-
                                                  ------------  ------------

       Total assets                               $27,473,015   $26,802,628
                                                  ===========   ============

     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                                                    March 31,    December 31,
                                                      1998          1997
                                                  ------------  ------------
                                                   (Unaudited)    (Audited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                        $   598,908   $   561,090
   Note payable, related party                         95,687        98,707
   Accrued payables                                   160,000       283,350
   Accrued interest payable                            57,696           -0-
   Current portion of long-term
     notes payable                                    530,081       219,032
                                                  ------------  ------------
       Total current liabilities                    1,442,372     1,162,179

LONG-TERM LIABILITIES
   Notes payable                                    1,437,292     1,143,772
   Accrued landfill closure costs                     164,098        10,770
   Deferred income taxes                              747,000       747,000
                                                  ------------  ------------
       Total long-term liabilities                  2,348,389     1,901,542
                                                  ------------  ------------
       Total liabilities                            3,790,762     3,063,721

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value;
     1,000,000 shares authorized;
     no shares issued or outstanding                      -0-           -0-
   Common stock, $0.50 par value;
     25,000,000 shares authorized;
     12,382,751 shares issued and
     outstanding at March 31, 1998;
     12,367,055 shares issued and
     outstanding at December 31, 1997             $ 3,317,377   $ 3,309,528
   Additional contributed capital                  24,952,128    24,881,497
   Accumulated deficit                             (4,587,251)   (4,452,118)
                                                  ------------  ------------
       Total stockholders' equity                  23,682,254    23,738,907

       Total liabilities and
         stockholders' equity                     $27,473,015   $26,802,628
                                                  ============  ============

     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three months ended March 31
                                (Unaudited)

                                               1998           1997
                                            ----------     ----------

Revenues                                    $1,101,369     $  204,052

Costs and Expenses
   Cost of revenues                            620,689         78,729
   Selling, general and
     administrative expenses                   629,885        484,462
                                           ------------    -----------
          Operating loss                      (149,205)      (359,139)


Other Income (Expense)
   Interest income                              44,784         57,765
   Interest expense                            (30,713)       (18,353)
                                           -----------     -----------
                                                14,071         39,412
                                           ------------    -----------
          NET LOSS                         $  (135,133)    $ (319,727)
                                           ============    ===========

Per Share Data
   Loss per common share - basic               $(0. 01)        $(0.03)

Weighted average number of
  common shares outstanding                 12,375,160     11,313,008


     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three months ended March 31, 1998
                                 (Unaudited)


                   Common stock          Additional
              -----------------------   contributed  Accumulated
                Shares     Par  Value     capital      deficit       Total
              ----------   ----------   -----------  -----------  ------------
Balance,
December 31,
1997          12,367,055   $3,309,528   $24,881,497  $(4,452,118)  $23,738,907

Exercise of
warrants          15,696        7,848        70,632          -0-        78,480

Net Loss             -0-          -0-           -0-     (135,133)     (135,133)

              ----------   ----------   -----------  ------------  -----------
Balance,
March 31,
1998          12,382,751   $3,317,376   $24,952,129  $(4,587,251)  $23,682,254
              ==========   ==========   ===========  ============  ===========


      See accompanying notes to unaudited consolidated financial statements.

               Continental Investment Corporation and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months Ended March 31
                                 (Unaudited)

                                                         1998         1997
                                                     -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                  $(135,133)   $ (319,727)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Amortization/depreciation expense               223,315        20,925
        Accrual for post-closure expense                 28,328           -0-
        Change in operating assets and liabilities
           Accounts receivable - trade                 (188,180)          -0-
           Accrued interest receivable                  (37,102)          -0-
           Other current assets and liabilities         (35,745)       19,576
           Accounts payable trade                       (83,278)      (76,713)
           Accrued interest payable                      57,696           -0-
           Accrued expenses                            (155,350)      (47,021)
                                                      ----------   -----------
           Net cash provided by (used in)
             operating activities                     $(325,449)   $ (402,960)

Cash flows from investing activities:
   Purchases of property and equipment                  (16,887)          -0-
   Partial repayment of note receivable                     -0-     1,048,563
   Cash from acquisition of landfill                      2,531           -0-
                                                      ----------   -----------
           Net cash provided by (used in)
             investing activities                     $ (14,356)   $1,048,563

Cash flows from financing activities:
   Paydown of liabilities                             $ (59,339)   $ (438,481)
   Proceeds from debt                                   275,793           -0-
                                                      ----------   -----------
           Net cash provided by (used in)
             financing activities                     $ 216,454    $ (438,481)


Net increase (decrease) in cash                       $(123,351)   $  207,121

Cash, beginning of period                             $ 217,383    $  841,586

Cash, end of period                                   $  94,032    $1,048,707
                                                    ===========    ==========

     See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

NON-CASH TRANSACTIONS:

     During the three months ended March 31, 1998, $78,480 of Common Stock purchase warrants were exercised in exchange for consideration consisting of the cancellation of $78,840 of Company indebtedness.

     As part of the acquisition of Trantex, Inc., effective on February 18, 1998, accounted for as a purchase, the Company assumed various assets (subject to certain liabilities) by exchanging shares of Common Stock. The fair value of assets received and the liabilities assumed are summarized below:

     Cash                                               $  2,531
     Accounts receivable                                 123,157
     Landfill site under development, at cost             28,050
     Landfill, net of accumulated amortization           779,798
     Equipment, net of accumulated depreciation           13,000
                                                        --------
          Total assets                                   946,547

     Accounts payable and accrued expenses               539,419
     Notes payable                                       175,128
     Obligations to seller                               232,000
                                                        --------
          Total liabilities                              946,547
                                                        --------
          Net of assets acquired over
            liabilities assumed                         $    -0-
                                                        ========

     Of the obligations due to the seller, $32,000 is to be retired upon issuance of shares of the Company's Common Stock, subsequent to March 31, 1998, and $200,000 represents contingent consideration due to seller upon achievement of certain performance goals for the landfill. In September 1997, an initial cost of $275,000 was recorded for the acquisition of Trantex, Inc. (which owns the Rye Creek landfill in Kirksville, Missouri) upon the issuance of shares of the Company's Common Stock and warrants.

              Continental Investment Corporation and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------
     The accompanying unaudited financial statements have been prepared by Continental Investment Corporation (the "Company" or "Continental") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Continental Investment Corporation for the fiscal year ended December 31, 1997, as filed with the U. S. Securities and Exchange Commission.

     The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

NOTE B - DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------------
     This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf

               Continental Investment Corporation and Subsidiaries

---------------------------------------------------------------------
     are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

     (1) Competition: The waste collection/disposal business and the fabric care and treatment business are both highly competitive and require substantial amounts of capital. The Company's existing and potential facilities do, may or would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company does, may or would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

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

     (3) Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the construction and demolition landfill described in Note C on page 12 of this report and cash flow generated from the operation of its fabric care business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

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

              Continental Investment Corporaton and Subsidiaries

--------------------------------------------------------------------
     (5) Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's existing and potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's existing and potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's existing and potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

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

              Continental Investment Corporation and Subsidiaries

--------------------------------------------------------------------
     (8) Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its existing and potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.


NOTE C - ACQUISITIONS OF OPERATING LANDFILLS
--------------------------------------------
     During the third quarter of 1997, the Company acquired an operating construction and demolition ("C&D") landfill in metropolitan Atlanta, Georgia in exchange for consideration totaling $2.74 million. The purchase price consisted of immediate cash consideration of $2.5 million and an obligation to make future cash payments totaling $240,000. A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. The acquisition was accounted for as a purchase and the operating results of the acquired landfill have been included in the financial statements of the Company since the acquisition.

     During February 1998, the Company completed the acquisition of an operating municipal solid waste (MSW) landfill in Kirksville, Missouri. Municipal solid waste ("MSW") landfills are the primary depository for solid waste in North America. A municipal solid waste landfill can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day-use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or forestry operations or industrial processes or operations. Total consideration paid for such landfill comprised approximately $1,220,190, consisting of $307,000 of restricted Company common stock and the assumption of approximately $913,190 of liabilities.

              Continental Investment Corporation and Subsidiaries

--------------------------------------------------------
     The following pro forma information compares the results of operations as if the acquisitions had been consummated as of the beginning of each of the three month periods ended March 31, 1998 and March 31, 1997.

                                              Three months ended
                                                    March 31,
                                           --------------------------
                                              1998            1997
                                           ----------      ----------
         Revenue                           $1,136063       $ 509,397
         Net Loss                          $(150,580)      $(311,541)
         Loss per common share - basic        $(0.01)         $(0.03)


     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the beginning of the above periods, nor is it necessarily indicative of future operating results.


NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------
    In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings per share based on the weighted-average number of common shares outstanding during each period presented. Diluted earnings per share is computed based on the weighted average number of common shares plus the dilutive effect of all potential dilutive securities, principally stock options and warrants, outstanding during each period presented. In all periods presented, all potential common shares were anti-dilutive. Accordingly, the adoption of SFAS 128 had no effect on loss per share amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

        Results of Operations

                       Three Months Ended March 31, 1998
                  Compared to Three Months Ended March 31, 1997

Revenues
--------
     During the three months ended March 31, 1998, revenues of the Company were derived primarily from the C&D landfill, described in Note C on Page 12 of this report, which was acquired during the third quarter of 1997 ($578,494) the FIBER-SEAL fabric care and treatment business ($239,076), the management contract with WasteMasters, Inc. ($150,000), and the municipal solid waste landfill in Kirksville, Missouri described in Note C on Page 12 of this report. Revenues for the quarter ended March 31, 1998 increased $897,317 (439.75%) to $1,101,369 from $204,052 for the quarter ended
March 31, 1997. The increase in revenues was primarily a result of the acquisitions of the C&D and MSW landfills, the WasteMasters, Inc. management agreement and, to a lesser degree, increased FIBER-SEAL revenues. FIBER-SEAL revenues increased $35,024 (17.16%) to $239,076 for the quarter ended
March 31, 1998 from $204,052 for the quarter ended March 31, 1997. There were no landfill or WasteMasters, Inc. management revenues in the quarter ended March 31, 1997. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal year 1998.

Cost of Revenues
----------------
     Cost of revenues for the quarter ended March 31, 1998 increased $541,960 (688.39%) to $620,689 (representing 56.36% of revenues) from $78,729
(representing 38.58% of revenues) for the quarter ended March 31, 1997. The increase in the cost of revenues was primarily a result of the acquisition of the C&D and MSW landfills.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 1998 increased $145,422 (30.02%) to $629,884 from $484,462 for the quarter ended March 31, 1997. The increase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a waste disposal site (e.g., consulting fees, increased legal fees, increased personnel costs, the rental of office space in Atlanta, increased travel expenses, etc.), the expenses incurred as a result of the acquisitions described in Note C on Page 12 of this report, and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss
--------------
     Operating loss for the quarter ended March 31, 1998 decreased $209,935 (58.46%) to $149,204 from $359,139 for the quarter ended March 31, 1997. This was due to an increase in revenues for the quarter ended March 31, 1998 of $897,317 (a 439.75% increase) to $1,101,369 from $204,052 for the quarter ended March 31, 1997, an increase in cost of revenues for the quarter ended March 31, 1998 of $541,960 (a 688.39% increase) to $620,689 from $78,729 for the quarter ended March 31, 1997, and an increase in selling, general and administrative (SG&A) expenses for the quarter ended March 31, 1998 of $145,422 (a 30.02% increase) to $629,884 from $484,462 for the quarter ended March 31, 1997.

Interest Income
---------------
     Interest income of $44,784 for the quarter ended March 31, 1998 decreased by $12,981 (22.47%) as compared with the quarter ended March 31, 1997 during which quarter there was $57,765 of interest income. Such decrease was due to the Company's decreased holdings of cash and short-term investments during the fiscal 1998 period as compared with the fiscal 1997 period.

Interest Expense
----------------
     Interest expense was $30,713 for the quarter ended March 31, 1998, an increase of $12,360 (67.35%) as compared with the quarter ended March 31, 1997 during which quarter there was $18,353 of interest expense. Such increase resulted from certain indebtedness incurred as a result of the acquisition of the C&D landfill described in Note C on Page 12 of this report.

Net Loss
--------
     The net loss for the quarter ended March 31, 1998 decreased $184,594 (57.73%) to $135,133 from $319,727 for the quarter ended March 31, 1997. Such decrease was primarily due to the significantly increased revenues and decreased operating loss offset in part by increased interest expense and decreased interest income.

     Liquidity and Capital Resources

Cash and Short-Term Investments
-------------------------------
     Cash and short-term investments as of March 31, 1998 were $1,578,129 a decrease of $123,351 as compared with the cash and short-term investments position of $1,701,480 at December 31, 1997. Such decrease was primarily due to the $135,133 net loss experienced by the Company during the three months ended March 31, 1998.

Investment in WasteMasters, Inc.
--------------------------------
     As of May 19, 1998, the Company owned various restricted, unregistered securities of WasteMasters, Inc., a publicly-traded corporation whose registered common stock is traded on the Nasdaq SmallCap Market under the trading symbol WAST.

Such securities consist of 4,500,000 shares of restricted WasteMasters Common Stock, 5,000,000 shares of WasteMasters Series A Preferred Stock (which are convertible at the Company's option into 25,500,000 shares of restricted WasteMasters Common Stock) and an option to exchange up to 1,000,000 shares of restricted Continental Investment Corporation Common Stock for up to 100,000,000 shares of restricted WasteMasters Common Stock (as per a fixed exchange ratio of 1 share of Continental for 100 shares of WasteMasters). Such securities are currently valued on the Company's balance sheet at their cost basis of $6,080,000. As per a management contract between the Company and WasteMasters, Inc., the Company is paid a monthly fee of $50,000 to manage the affairs and operations of WasteMasters, Inc.

Capital Expenditures
--------------------
     The Company currently has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire landfills and related waste disposal industry assets in the future.

Capital Resources
-----------------
     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the construction and demolition landfill described in Note C on Page 12 of this report, cash flow generated from the operation of its FIBER-SEAL fabric care and tretment business and cash flow from the municipal solid waste landfill described in Note C on Page 12 of this report. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,720,000 of common stock purchase warrants were exercised during the fiscal year ended
December 31, 1997. $78,480 of common stock purchase warrants were exercised during the three months ended March 31, 1998.

     As of March 31, 1998, the Company had working capital of $1,316,248 and a current ratio of 1.91 to 1.

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


                                CONTINENTAL INVESTMENT CORPORATION
                                (Registrant)


                                 By: /S/  R. Dale Sterritt, Jr.
                                     -------------------------------------
                                     R. Dale Sterritt, Jr., Chairman,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                 By: /S/ G. Michael Lawshe
                                     -------------------------------------
                                     G. Michael Lawshe
                                     (Principal Accounting Officer)

DATE: May 20, 1998