Form 10KSB/A
period 1997-12-31
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-06-24
CIK 24077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                       ________________________________

                                FORM 10-KSB/A
(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 0-3743
                     __________________________________

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

     The aggregate market value of the voting stock held by non-affiliates as of May 28, 1998, is approximately $50,466,411, based upon the closing bid price of $7.75 per share as reported for such date by Trading and Market Services of The Nasdaq Stock Market, Inc.

     As of May 28, 1998, the issuer had outstanding 12,442,938 shares of its Common Stock, $0.50 par value.
                                      -1-

                                    PART I
                                    ------
ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

Background
----------
     Continental Investment Corporation ("CICG" or the "Company" was incorporated on October 3, 1958, in the State of Georgia, as a real estate investment and development company. In 1965, the Company purchased 133 acres of land located approximately 10 miles southwest of downtown Atlanta, Georgia. From 1966 to 1993, 65 acres of the land along with mineral rights were leased to a mining and quarrying company unrelated to CICG. The lease and rights to extract minerals from the property expired in 1993. Subsequently, CICG participated in reclamation activities in preparation for an alternative use of the land. During fiscal 1996, the Company purchased an additional 96 acres adjacent to the 133-acre site. A study of the property has indicated its viability as a potential multi-use waste disposal, waste transfer and recycling facility. A study of the Property has indicated its viability as a potential multi-use waste disposal, waste transfer, and recycling facility.

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

The Atlanta Quarry Site Property (the "Property")
-------------------------------------------------
     The Company owns 229 acres of land in Fulton County, Georgia. The land is located within the Atlanta city limits approximately 10 miles southwest of downtown Atlanta. Fulton County is one of the nine individual counties that comprise the "Atlanta Region" which includes Fulton (City of Atlanta), Gwinnett, DeKalb, Rockdale, Henry, Clayton, Fayette, Douglas, and Cobb. The Property is effectively at the epicenter of the 9-county region.

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

     Municipal Solid Waste Landfill: Municipal solid waste ("MSW")landfills are the primary depository for solid waste in North America. These disposal facilities are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained carefully to meet federal, state and local regulations. Maintenance includes excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. Customers are charged disposal charges or "tipping fees" based on market factors and the type and volume or weight of solid waste deposited. Long-term disposal contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.
A municipal solid waste landfill can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day-use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or forestry operations or industrial processes or operations.

     Construction and Demolition Landfill: A construction and demolition "C&D") landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on pavements, houses, commercial buildings, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, cardboard, all inert waste landfill material, and other "non-putrescible" wastes, as these wastes have a low potential for groundwater contamination upon decomposition.

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

Operating Construction and Demolition Landfill
----------------------------------------------
     During the third quarter of 1997, the Company acquired an operating construction and demolition ("C&D") landfill in metropolitan Atlanta, Georgia in exchange for consideration totaling $2.74 million. The purchase price consisted of immediate cash consideration of $2.5 million and an obligation to make future cash payments totaling $240,000. A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. The acquisition was accounted for as a purchase and the operating results of the acquired landfill have been included in the financial statements of the Company since the acquisition. The following pro forma information compares the results of operations as if the acquisition had been consummated as of the beginning of each of the 12 month periods ended December 31, 1997 and December 31, 1996.

                            Twelve months ended
                                December 31,
                            1997            1996
                         -----------     -----------

     Revenue             $3,610,793       $2,246,091

     Net Loss             ($850,712)     ($1,064,080)

     Net loss per
       common share           ($.07)           ($.09)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the beginning of the above periods, nor is it necessarily indicative of future operating results.

Proposed Construction and Demolition Landfill
---------------------------------------------

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

Transactions With WasteMasters, Inc.
------------------------------------
     During the quarterly period ended September 30, 1997, the Company purchased from WasteMasters, Inc. (a publicly-traded corporation whose registered common stock is traded on the Nasdaq SmallCap Market under the trading symbol WAST) 100% of the issued and outstanding shares of two corporations which had been wholly-owned subsidiaries of WasteMasters, Inc.

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

     The Company believes that approximately 70% of solid waste landfills are owned by municipalities, 25% by private companies and 5% by the federal and state governments. These landfills vary greatly in size and capacity. The Company believes that the estimated 800 privately-owned landfills represent approximately 50% of the remaining disposal capacity in the United States. Subtitle D regulations ("Subtitle D") of the Resource Conservation and Recovery Act ("RCRA") require landfill operators to upgrade existing disposal facilities by imposing requirements in the areas of facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards. Trade group data indicate that the number of municipal solid waste landfills decreased by 62% from 1988 to 1995 and that the remaining number of such landfills is under 2,900.

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

Competition

     The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies -- Waste Management, Inc., Browning-Ferris Industries, Inc. ("BFI"), U.S.A. Waste Services, Inc.,
Allied Waste Industries, Inc. and Republic Industries, Inc. (In early 1998, U.S.A. Waste Services, Inc. and Waste Management, Inc. announced their intention to merge.) Additionally, there are a number of regional companies and numerous local companies. All of these companies have significantly larger operations and greater financial resources than CICG. The Company also competes with those counties and municipalities that maintain their own waste collection and/or disposal operations.

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

          The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA")
     -------------------------------------------------------------------

     The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous wastes. They also require states to develop programs to ensure the safe disposal of solid wastes in landfills.

     Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions. In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards, many of which have not commonly been in place or enforced at landfills. All Subtitle D regulations are in effect including new financial responsibility requirements which took effect on April 9, 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation. Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. The Company could incur significant costs in complying with such regulations.

               The Federal Water Pollution Control Act of 1972
                          ("The Clean Water Act")
               -----------------------------------------------

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

                    The Occupational Safety and Health Act
                           of 1970 (the "OSHA Act")
                    --------------------------------------

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

     (3) Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the operating construction and demolition landfill described on Page 5 of this Report and cash flow generated from the operation of its FIBER-SEAL fabric care and treatment business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

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

Employees

     As of May 28, 1998, the Company employed a total of 36 persons, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


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

ITEM 3. LEGAL PROCEEDINGS.
--------------------------
     Sterritt Properties, Inc. v. Raymond Donner, et al, District Court of Dallas County Texas: On September 19, 1996 Sterritt Properties, Inc., the majority shareholder of the Company, filed an original Petition and Application For Temporary Restraining Order and Temporary Injunction (the "Petition") against Raymond Donner, Ronnie Davidson, Richard Jepson
Egglishaw, Business Ventures, Inc.("BVI"), Hilvick Investments Limited and Strachens Management Services, Ltd. The Petition, as amended, alleges that the defendants breached a contract with the plaintiff and committed fraud in connection with a transaction whereby the plaintiff transferred to BVI an $800,000 promissory note from the Company which was convertible into 1,600,000 shares of the Company's Common Stock. The Note subsequently was converted by BVI and 1,600,000 shares (the "Disputed Shares") of the Common Stock were issued to BVI. The Petition, as amended, seeks recision, monetary and injunctive relief against the defendants other than the Company, and that the Company be enjoined from transferring the Disputed Shares and ordered to cancel the Disputed Shares. On October 14, 1996 the District Court of Dallas entered an Agreed Temporary Injunction enjoining the sale transfer or assignment of any of the Company's Common Stock held directly or indirectly by any of the defendants. On November 22, 1996 the Company was named as a defendant to this action in order that it would be bound by any order of the District Court concerning the ultimate disposition of the Disputed Shares. The Company is not alleged to have breached any contract with, or to have participated in any fraud against, the plaintiff. Thus far, based upon the nature of the allegations of the Petition, the Company has not taken an active role in this matter. As and if necessitated by the development of the facts underlying this dispute, the Company will take any action against any party it deems necessary and appropriate to protect its interests and those of its shareholders. The Company will comply with any final orders of the District Court (or any appropriate appellate court) concerning the Disputed Shares.

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


                                  PART II
                                  -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------
     The Company's Common Stock is registered with the United States Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934 but is not quoted on a national or regional securities exchange or on the National Association of Securities Dealers, Inc. Automated Quotation System. The Common Stock is traded on the Over-the-Counter Bulletin Board.
                                     -18-

     The following table sets forth the quarterly high and low closing bid prices per share for the Company's Common Stock for the periods indicated. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
                          Year Ended           Year Ended
                       December 31, 1997    December 31, 1996
                       -----------------     ------   ------
          Quarters      High      Low         High     Low
          --------     ------   -------      ------   ------
          OCT-DEC      $22.00   $15.125      $27.13   $20.50
          JUL-SEP      $25.00   $21.375      $30.50   $16.50
          APR-JUN      $23.00   $20.50       $26.00   $ 3.50
          JAN-MAR      $23.50   $20.50       $ 5.00   $ 4.13

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

     There were 1,267 holders of record of the Common Stock as of May 28, 1998. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during fiscal 1997, 1996 or 1995. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future. There are no restrictions on the Company's present or future ability to pay cash dividends other than those restrictions imposed by law on all Georgia corporations.


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------
     Results of Operations
     ---------------------

                      Fiscal Year Ended December 31, 1997
               Compared to Fiscal Year Ended September 30, 1996
               ------------------------------------------------
Revenues
--------
     During the fiscal year ended December 31, 1997, revenues of the Company were derived primarily from the operating construction and demolition ("C&D") landfill described on Page 5 of this Report, that was acquired during the quarterly period ended September 30, 1997 and from the FIBER-SEAL fabric care and treatment business. Revenues for the fiscal year ended December 31, 1997 increased $1,461,339 (178.43%) to $2,280,317 from $818,978 for the fiscal year ended September 30, 1996. While FIBER-SEAL revenues increased $128,652 (15.71%) from $818,978 to $947,630, the increase in revenues was primarily a result of the acquisition of the aforementioned C&D landfill which generated revenues of $1,070,716 in fiscal 1997 (as compared with zero Company landfill revenues in fiscal 1996) and $261,972 of management fee revenues related to WasteMasters, Inc. and another entity. (The C&D acquisition was accounted for as a purchase. Therefore, the operating results of the acquired landfill have been included in the financial statements of the Company beginning with, and not prior to, the date of acquisition.) A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. FIBER-SEAL revenues consist of: (1) licensee fees based upon monthly sales, (2) product sales to licensees, and (3) direct product and service sales from the Dallas, Texas territory (which is owned by the Company). The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation during fiscal year 1998. Further, the Company intends to institute a program for the expansion of FIBER-SEAL operations in all unexploited geographic areas in the U. S. during fiscal years 1998 and 1999. It is the Company's opinion that the revenues derived from the FIBER-SEAL business can be significantly enhanced. However, as the business areas in which FIBER-SEAL competes are highly competitive, there can be no assurance that the Company will be able to accomplish its goals regarding FIBER-SEAL.

Cost of Revenues
----------------
     Cost of revenues for the fiscal year ended December 31, 1997 increased $739,240 (200.10%) to $1,108,675 (representing 48.62% of revenues) from
$369,435 (representing 45.11% of revenues) for the fiscal year ended September 30, 1996. The increase in the cost of revenues was primarily a result of the acquisition of the operating C&D landfill described on Page 5 of this Report.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for the fiscal year ended December 31, 1997 increased $960,609 (70.70%) to $2,319,328 from
$1,358,719 for the fiscal year ended September 30, 1996. The increase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a solid waste disposal site (e.g., consulting fees, increased legal fees, increased personnel costs, the rental of office space in Atlanta, increased travel expenses, etc.) and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss
--------------
     Operating loss for the fiscal year ended December 31, 1997 increased $238,510 (26.23%) to $1,147,686 from $909,176 for the fiscal year ended
September 30, 1996. This was due to an increase in revenues for the fiscal year ended December 31, 1997 of $1,461,339 (a 178.43% increase) to $2,280,317 from $818,978 for the fiscal year ended September 30, 1996, an increase in cost of revenues for the fiscal year ended December 31, 1997 of $739,240 (a 200.10% increase) to $1,108,675 from $369,435 for the fiscal year ended September 30, 1996, and an increase in selling, general and administrative (SG&A) expenses for the fiscal year ended December 31, 1997 of $960,609 (a 70.70% increase) to $2,319,328 from $1,358,719 for the fiscal year ended September 30, 1996.

Interest Income
---------------
     Interest income of $207,279 for the fiscal year ended December 31, 1997 increased by $198,333, as compared with the fiscal year ended September 30, 1996 during which period the Company had $8,946 of interest income. Such increase was due to the Company's significantly increased holdings of cash and short term investments during the fiscal 1997 period as compared with the fiscal 1996 period.

Interest Expense
----------------
     Interest expense for the fiscal year ended December 31, 1997 increased by $63,460 to $71,932 from $8,472 for the fiscal year ended September 30, 1996. The increase was primarily due to the note payable issued in connection with the September 1996 acquisition of additional FIBER-SEAL assets.

Net Loss
--------
     The net loss for the fiscal year ended December 31, 1997 increased $103,637 (11.4%) to $1,012,339 from $908,702 for the fiscal year ended
September 30, 1996. Such increase was primarily due to significantly higher selling, general and administrative expenses offset to a great extent by earnings from the operating C&D landfill described on Page 5 of this Report and increased interest income.

     Liquidity and Capital Resources
     -------------------------------
Cash and Short-Term Investments
-------------------------------
     Cash and Note Receivable as of December 31, 1997 were $1,701,480, a decrease of $1,520,106 as compared with the cash and Note Receivable position of $3,221,586 at December 31, 1996. Such decrease was primarily due to the expenditure of $2,500,000 of cash in the acquisition of the operating C&D landfill described on Page 5 of this Report, and the $1,012,339 net loss experienced by the Company during the fiscal year ended December 31, 1997 offset primarily by proceeds from the exercise of warrants and increased amortization and depreciation.

Investment in WasteMasters, Inc.
--------------------------------
     As of May 28, 1998, the Company owned various restricted, unregistered securities of WasteMasters, Inc., a publicly-traded corporation whose registered common stock is traded on the Nasdaq SmallCap Market under the trading symbol WAST (see Page 5, "Transactions With WasteMasters, Inc."). Such securities consist of 4,500,000 shares of restricted WasteMasters Common Stock, 5,000,000 shares of WasteMasters Series A Preferred Stock (which are convertible at the Company's option into 25,500,000 shares of restricted WasteMasters Common Stock) and an option to exchange up to 1,000,000 shares of restricted Continental Investment Corporation Common Stock for up to 100,000,000 shares of restricted WasteMasters Common Stock (as per a fixed exchange ratio of 1 share of Continental for 100 shares of WasteMasters).
Such securities are currently valued on the Company's balance sheet at their original cost of $6,080,000. As per a management contract between the Company and WasteMasters, Inc., the Company is paid a monthly fee of $50,000 to manage the affairs and operations of WasteMasters, Inc.

Capital Expenditures
--------------------
     The Company currently has no material commitments for capital expenditures. The Company expects to continue to explore opportunities to acquire landfills and related waste disposal industry assets in the future.

Capital Resources
-----------------
     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the operating construction and demolition landfill described on Page 5 of this Report and cash flow generated from the operation of its FIBER-SEAL fabric care and treatment business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,720,000 of common stock purchase warrants were exercised during the fiscal year ended December 31, 1997.

     As of December 31, 1997, the Company had working capital of $1,540,507 and a current ratio of 2.33 to 1.

ITEM 7. FINANCIAL STATEMENTS.
------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

Report of Independent Certified Public Accountants ..............    F-1

Consolidated Balance Sheet as of December 31, 1997 ..............    F-2

Consolidated Statements of Operations for the fiscal
  year ended December 31, 1997, the three months
  ended December 31, 1996, and the fiscal year ended
  September 30, 1996 ............................................    F-4

Consolidated Statement of Stockholders' Equity
  for the fiscal year ended December 31, 1997, the
  three months ended December 31, 1996, and the
  fiscal year ended September 30, 1996 ..........................    F-5

Consolidated Statements of Cash Flows for the
  fiscal year ended December 31, 1997, the three
  months ended December 31, 1996, and the fiscal
  year ended September 30, 1996 .................................    F-6

Notes to Financial Statements ...................................    F-8

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


GRANT THORNTON  LLP

Dallas, Texas
April 6, 1998

             Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEET

                              December 31, 1997


          ASSETS

CURRENT ASSETS
  Cash                                                    $   217,383
    Note receivable                                         1,484,097
    Receivables - WasteMasters, Inc.                          433,734
    Accounts receivable, net of allowance
      for doubtful accounts of $17,011                        268,793
    Accrued interest receivable                                82,628
    Inventories                                                59,423
    Prepaid expenses and other assets                         156,595
                                                          -----------
          Total current assets                              2,702,653

PROPERTY AND EQUIPMENT - AT COST
  Landfill sites under development                         13,817,572
  Active landfill sites, net of
    accumulated amortization of $307,203                    2,572,500
  Land held for development                                   865,000
  Fixtures and equipment, net of
    accumulated depreciation of $81,114                       764,903
                                                          -----------
                                                           18,019,975

INVESTMENT IN WASTEMASTERS, INC.                            6,080,000
                                                          -----------
          Total assets                                    $26,802,628
                                                          ===========

     The accompanying notes are an integral part of these statements.

             Continental Investment Corporation and Subsidiaries

                              December 31, 1997


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - related party                            $    98,707
  Accounts payable - trade                                    561,090
  Accrued expenses                                            283,317
  Current maturities of long-term debt                        219,032
                                                          -----------
          Total current liabilities                         1,162,146

LONG-TERM LIABILITIES
  Long-term debt                                            1,154,542
  Deferred income taxes                                       747,000
                                                          -----------
                                                            1,901,542
                                                          -----------
          Total liabilities                                 3,063,688

COMMITMENTS                                                       -

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    10,000,000 shares authorized;
    no shares issued or outstanding                               -
  Common stock, $.50 par value;
    90,000,000 shares authorized;
    12,367,055 issued and outstanding                       3,309,528
  Additional contributed capital                           24,881,530
  Accumulated deficit                                      (4,452,118)
                                                          -----------
          Total stockholders' equity                       23,738,940
                                                          -----------
          Total liabilities and
            stockholders' equity                          $26,802,628
                                                          ===========

     The accompanying notes are an integral part of this statement.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months
                                  Year ended       ended         Year ended
                                  December 31,   December 31,   September 30,
                                     1997           1996            1996
                                 -------------  -------------   -------------

Revenues                         $ 2,280,317     $   221,884     $  818,978

Costs and expenses
  Cost of revenues                 1,108,675          88,900        369,435
  Selling, general and
    administrative expenses        2,319,328         453,686      1,358,719
                                 -----------     -----------     ----------
                                   3,428,003         542,586      1,728,154
                                 -----------     -----------     ----------

          Operating loss          (1,147,686)       (320,702)      (909,176)

Other income (expense)
  Interest income                    207,279          74,824          8,946
  Interest expense                   (71,932)        (24,991)        (8,472)
                                 -----------     -----------     ----------
                                     135,347          49,833            474
                                 -----------     -----------     ----------

          NET LOSS               $(1,012,339)    $  (270,869)    $ (908,702)
                                 ===========     ===========     ==========

Per share data
  Loss per common
    share - basic                      $(.09)          $(.02)         $(.09)
                                       =====           =====          =====
Weighted average number
  of common shares
  outstanding                     11,743,326      11,311,288      9,746,092
                                 ===========     ===========     ==========


     The accompanying notes are an integral part of these statements.

             Continental Investment Corporation and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common stock       Additional    Treasury stock
                                    ----------------------  contributed   ----------------   Accumulated
                                      Shares    Par value     capital     Shares   Amount      Deficit         Total
                                    ----------  ----------  -----------   ------  --------   -----------    -----------
Balances at October 1, 1995          8,883,527  $1,567,764  $ 2,546,929    7,209  $(26,771)  $(2,260,208)   $ 1,827,714

Retirement of treasury stock            (7,209)     (3,604)     (23,167)  (7,209)   26,771           -              -
Sale of stock in private placement     955,000     477,500    5,022,500      -         -             -        5,500,000
Issuance of stock for services          50,800      25,400      228,680      -         -             -          254,080
Issuance of stock for land           1,427,940     713,969    4,877,852      -         -             -        5,591,821
Distribution to shareholder                -           -     (1,150,000)     -         -             -       (1,150,000)
Net loss                                   -           -            -        -         -        (908,702)      (908,702)
                                    ----------  ----------  -----------   ------  --------   -----------    -----------
Balances at September 30, 1996      11,310,058   2,781,029   11,502,794      -         -      (3,168,910)    11,114,913

Issuance of stock                        2,950       1,475       37,650      -         -             -           39,125
Net loss                                   -           -            -        -         -        (270,869)      (270,869)
                                    ----------  ----------  -----------   ------  --------   -----------    -----------
Balances at December 31, 1996       11,313,008   2,782,504   11,540,444      -         -      (3,439,779)    10,883,169

Purchase and cancellation
  of stock                             (36,000)    (18,000)    (173,880)     -         -             -         (191,880)
Exercise of stock warrants             571,000     285,500    2,434,500      -         -             -        2,720,000
Issuance of stock for
  landfill sites                       219,047     109,524    3,850,466      -         -             -        3,959,990
Issuance of 100,000
  warrants for landfill sites              -           -      1,500,000      -         -             -        1,500,000
Issuance of stock for investment
  in WasteMasters, Inc.                300,000     150,000    5,730,000      -         -             -        5,880,000
  Net loss                                 -           -            -        -         -      (1,012,339)    (1,012,339)
                                    ----------  ----------  -----------   ------  --------   -----------    -----------
Balances at December 31, 1997       12,367,055  $3,309,528  $24,881,530      -    $    -     $(4,452,118)   $23,738,940
                                    ==========  ==========  ===========   ======  ========   ===========    ===========

     The accompanying notes are an integral part of this statement.

                                     F-5

             Continental Investment Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Three months
                                                        Year ended         ended          Year ended
                                                        December 31,    December 31,     September 30,
                                                           1997            1996             1996
                                                        -----------     ------------     ------------
Cash flows from operating activities:
  Net loss                                              $(1,012,339)     $(270,869)      $  (908,702)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Amortization and depreciation expense                 388,317         12,265             2,333
      Provision for doubtful accounts receivable             17,011            -                 -
      Common stock issued as consideration for services         -              -             254,080
      Change in operating assets and liabilities:
          Accounts receivable - trade                      (262,125)       (10,847)          (12,832)
            Accrued interest receivable                     (21,486)       (61,142)              -
            Other current assets                           (567,172)       (34,988)          (67,711)
            Accounts payable - trade                        441,594         (7,564)          (39,264)
            Accrued expenses                                 62,720         31,356           (67,091)
            Accrued expenses to related parties                 -          (67,999)         (274,106)
            Other                                               -              -             (67,873)
                                                        -----------    -----------       -----------
    Net cash used in operating activities                  (953,480)      (409,788)       (1,181,166)

Cash flows from investing activities:
  Issuance of note receivable                                   -       (1,500,000)         (880,000)
  Purchases of property and equipment                    (2,731,778)       (16,755)         (693,870)
  Investment in WasteMasters, Inc.                         (200,000)           -                 -
                                                        -----------    -----------       -----------
    Net cash used in investing activities                (2,931,778)    (1,516,755)       (1,573,870)

Cash flows from financing activities:
  Proceeds from sale of stock                             2,720,000          5,000         5,500,000
  Payments of debt                                         (488,555)           -                 -
  Proceeds from note receivable                             895,903            -                 -
  Proceeds from debt                                        133,707            -                 -
                                                        -----------    -----------       -----------
    Net cash provided by financing activities             3,261,055          5,000         5,500,000
                                                        -----------    -----------       -----------
Increase (decrease) in cash                                (624,203)    (1,921,543)        2,744,964

Cash at beginning of period                                 841,586      2,763,129            18,165
                                                        -----------    -----------
Cash at end of period                                   $   217,383    $   841,586       $ 2,763,129
                                                        ===========    ===========       ===========

     The accompanying notes are an integral part of this statement.

                                     F-6

             Continental Investment Corporation and Subsidiaries

              Year ended December 31, 1997, three months ended
           December 31, 1996 and the year ended September 30, 1996


Non-cash investing and financing activities:

  Fiscal year ending September 30, 1996:

    . Land was acquired by issuing 1,427,940 shares of common stock valued at $4,658,821 and cash of $693,870 for a total purchase price of $5,352,691.

  Fiscal year ending December 31, 1997:

    . Landfill sites under development and active landfill sites were acquired by issuing 219,047 shares of common stock valued at $3,959,900, 100,000 warrants to purchase common stock valued at $1,500,000, debt of $240,000, and cash of $2,500,000 for a total purchase price of $8,199,990.

    .  The Company purchased equipment costing $437,129 for debt.

    . The Company acquired its investment in WasteMasters, Inc. by issuing 300,000 shares of common stock valued at $5,880,000 and cash of $200,000 for a total purchase price of $6,080,000.


     The accompanying notes are an integral part of these statements.

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

  Nature of Operations
  --------------------

  The Company operates in two principal segments: waste disposal, primarily its active and potential landfill sites in Georgia and Missouri and its FIBER-SEAL fabric care and surface protection business.

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

  Capitalized landfill costs include land and related air space, permitting and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction of landfill improvements, cell development costs. No general and administrative costs have been capitalized through December 31, 1997 related to these purposes.

  Landfill and certain treatment facility costs are depleted using the units of production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. Depreciation on the remaining assets will be provided over the estimated useful lives of such assets using the straight-line method.

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

  Loss Per Share
  --------------

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

  Impairment of Long-Lived Assets
  -------------------------------

  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the asset's fair value.

  Stock Options
  -------------

  Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Change in Fiscal Year
  ---------------------
  Effective January 1, 1997, the Company changed its fiscal year end from September 30 to December 31.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       - Continued

  Accrued Closure and Post-Closure Costs
  --------------------------------------

  Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis. These costs are included in accrued liabilities and are net of cash deposits to third party trustees.

  Environmental Costs
  -------------------

  The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipts are deemed probable.

  Use of Estimates
  ----------------

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - ACQUISITIONS

  On September 30, 1996, the Company acquired all of the operating assets and liabilities of FIBER-SEAL Dallas, Inc. (FSD) and FIBER-SEAL Services International, Inc. (FSSI) from the majority stockholder of the Company in exchange for a $1,150,000 note payable. Due to the common ownership of the Company, FSD and FSSI, the transaction has been accounted for in a manner similar to a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of FSD and FSSI. The excess of the carrying value of the note payable over the historical cost basis of the net assets acquired has been reflected as a distribution to stockholders.

  Net sales and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                    CICG        FSD        FSSI    Eliminations   Combined
                                -----------   --------   --------  ------------   ---------
  Year ended September 30, 996
    Revenues                    $    60,000   $247,606   $539,381    $(28,009)    $ 818,978
    Net earnings
      (loss)                     (1,040,199)      (311)   137,187      (5,379)     (908,702)

  In August 1997, the Company acquired an active landfill (Scales Road) in Georgia for cash of $2,500,000 and a note payable of $240,000. On
  September 6, 1997, the Company acquired one active landfill (Rye Creek) in Missouri and one landfill development site (Walker County) in Georgia from WasteMasters, Inc. (WasteMasters) for 100,000 shares of restricted common stock valued at $1,960,000 and a five-year warrant to acquire 100,000 shares of stock at $23 per share valued at $1,500,000. Based upon the net available airspace in each landfill, cost of $275,000 and $3,185,000 was allocated to Rye Creek and Walker County, respectively. Subsequent to the transaction with WasteMasters, it was determined that the Company did not receive proper title to the Rye Creek landfill. As a result, in February 1998, the Company acquired proper title to the Rye Creek landfill for additional consideration of approximately $946,547, consisting of restricted common stock of the Company valued at $32,000 and assumption of liabilities. Operations of Rye Creek will be included in the operations of the Company beginning in February 1998. On October 20, 1997, the Company acquired a landfill development site (Fairburn Road) for 119,047 restricted shares of common stock valued at $1,999,990. In addition, the Company agreed to pay the seller an additional 119,047 restricted shares if the site became permitted within a specified period.

  All of the 1997 acquisitions have been accounted for as purchases, and accordingly, the operating results of the acquired landfills have been included in the operating results of the Company since their acquisition or upon assumption of control of the facilities by the Company.

  The following table presents unaudited pro forma consolidated results of operations as if the acquisitions had been consummated as of October 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions been made on October 1, 1995 or of future results of the combined companies.

                                           Three months
                            Year ended        ended         Year ended
                           December 31,    December 31,    September 30,
                               1997            1996            1996
                           ------------    ------------    -------------

  Revenue                   $3,610,793      $ 628,586       $2,445,909
  Net loss                  $ (850,712)     $(252,487)      $ (835,168)
  Loss per share                 $(.07)         $(.02)           $(.09)


NOTE C - INVESTMENT IN WASTEMASTERS, INC.

  In September 1997, the Company acquired 4.5 million restricted shares of common stock and 5 million shares of Series A Preferred Stock of WasteMasters, Inc. for 300,000 restricted shares of its common stock valued at $5,880,000. The Series A Preferred Stock has voting rights identical to common stock and may be converted into 25.5 million shares of common stock. In addition, the Company received a warrant to acquire 100 million shares of WasteMasters in exchange for the issuance of 1 million of the Company's restricted common stock. The warrant is exercisable only by the Company over a two-year period from the date of grant. At December 31, 1997, the Company held an approximate 23.8% voting interest in WasteMasters and held approximately 12.9% of all outstanding common stock. The Chairman, President and Chief Executive Officer and General Counsel of the Company hold the same offices at WasteMasters and the Company has a management agreement which pays it $50,000 monthly from WasteMasters. Based upon the above, the Company has the ability to exercise significant influence over the operating and financial policies of WasteMasters; therefore, the Company's investment is accounted for by the equity method. The portion of the fiscal 1997 net loss of WasteMasters, Inc. allocable to the Company was immaterial.


NOTE D - NOTE RECEIVABLE

  Note receivable consists of amounts due under a revolving loan agreement. Amounts outstanding under the agreement are collateralized by 100,000 shares of the Company's common stock, bear interest at 10% per annum, payable quarterly, with principal due in two equal installments on July 30, 1998 and December 31, 1998.

NOTE E - PROPERTY AND EQUIPMENT

  The Company's property and equipment consists of the following at December 31, 1997:

  LANDFILL SITES UNDER DEVELOPMENT
    229 acres in Atlanta, Georgia
      Former granite quarry                             $   564,222
      Unimproved land                                     8,068,360
                                                        -----------
                                                          8,632,582

    Fairburn Road, metropolitan, Atlanta, Georgia         1,999,990

    Walker County, Georgia                                3,185,000
                                                        -----------
                                                        $13,817,572
                                                        ===========

  ACTIVE LANDFILL SITES
    Scales Road                                         $ 2,604,702
    Less accumulated amortization                           307,202
                                                        -----------
                                                          2,297,500

    Rye Creek                                               275,000
                                                        -----------
                                                        $ 2,572,500
                                                        ===========

  LAND HELD FOR DEVELOPMENT
    253.5 acres, Ellis County, Texas
       Unimproved land                                  $   750,000

    30 acres, Ferris, Texas
       Unimproved land                                      115,000
                                                        -----------
                                                        $   865,000
                                                        ===========
   FIXTURES AND EQUIPMENT
    Fixtures and equipment                              $   846,017
    Accumulated depreciation                                (81,114)
                                                        -----------
                                                        $   764,903
                                                        ===========
NOTE F - INCOME TAXES

  The Company and its subsidiaries file a consolidated tax return. At
  December 31, 1997, the Company has, for Federal income tax purposes, operating loss carryforwards of approximately $4,900,000, expiring through 2013 and capital loss carryforwards of approximately $310,000 expiring through 1999. Tax laws limit the utilization of certain of the net operating loss carryforwards and capital loss carryforwards to approximately $250,000 per year. Therefore, the Company may be required to pay income taxes in future years even though significant loss carryforwards exist.

  Reconciliation of income taxes computed at the Federal statutory rate and income tax expense is as follows:

                                                  Three months
                                    Year ended       ended        Year ended
                                    December 31,   December 31,  September 30,
                                       1997          1996            1995
                                    ------------  ------------   -------------

  Tax benefit at statutory rate     $(419,000)      $(92,000)      $(340,000)
  Change in valuation allowance       419,000         89,000         307,000
  Other                                   -            3,000          33,000
                                    ---------       --------       ---------
                                    $     -         $    -         $     -
                                    =========       ========       =========

  Consolidated deferred tax assets and liabilities consist of the following at December 31, 1997:

  Deferred tax assets
    Net operating loss and capital loss carryforwards             $1,772,000
    Valuation allowance                                           (1,772,000)
                                                                  ----------
                                                                         -
  Deferred tax liabilities
    Property                                                         747,000
                                                                   ---------
        Net deferred tax liability                                $  747,000
                                                                  ==========

  At December 31, 1997, the Company had capital and net operating loss carry-forwards for Federal tax purposes expiring as follows:

                                                   Year of
                                                 expiration        Amount
                                                 ----------      -----------

  Capital losses                                    1999          $  313,568
                                                                 ===========

  Net operating loss carryforwards                  2005          $  245,018
                                                    2006             286,359
                                                    2007             682,391
                                                    2008             152,727
                                                    2009             710,373
                                                    2010             644,163
                                                    2011             902,484
                                                    2012             262,408
                                                    2013           1,012,043
                                                                  ----------
                                                                  $4,897,966
                                                                  ==========

NOTE G - LONG TERM DEBT

  Long-term debt consists of the following:

                                                                 December 31,
                                                                     1997
                                                                 ------------
    Note payable to stockholder, interest at 8.5% per annum,
      due in annual installments of $25,000 in 1998 and
      $230,000 in 1999 through 2001, uncollateralized             $  715,000

    Note payable to a finance company, interest at 10% per
    annum, monthly principal and interest payments of $11,090
    through maturity in 2002, collateralized by equipment            437,129

    Note payable to an individual, interest at 8% per annum,
    monthly principal and interest payments of $10,000 through
    maturity in 1999                                                 186,659

    Other                                                             34,786
                                                                  ----------
                                                                   1,373,574

      Less current maturities                                        219,032
                                                                  ----------
                                                                  $1,154,542
                                                                  ==========

    The future minimum payments under long-term debt at December 31, 1997 are as follows:

                            1998                                  $  219,032
                            1999                                     445,049
                            2000                                     343,011
                            2001                                     355,126
                            2002                                      11,356
                                                                  ----------
                                                                  $1,373,574
                                                                  ==========

NOTE H - LEASES

  The Company is obligated under various noncancellable operating leases for land, and office and warehouse premises through 2004. The head office lease, which has been classified for accounting purposes as an operating lease, is subject to customary escalation clauses for executory costs and operating expenses. The future minimum lease payments under noncancellable leases at December 31, 1997, are as follows:

                         Year ending
                         December 31,
                         ------------

                            1998                                  $  114,468
                            1999                                     105,457
                            2000                                      43,424
                            2001                                       7,616
                            2002                                       6,000
                                                                  ----------
                                                                  $  276,965
                                                                  ==========

NOTE I - STOCKHOLDERS' EQUITY

  Common stock is stated at the lower of par value or consideration received, as permitted by state law. The Company grants both stock warrants and employee stock options. At December 31, 1997, the total number of warrants outstanding was 3,912,000 and employee stock options was 1,070,000. All of the employee stock options were granted during 1997.

  The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share for the year ended December 31, 1997 would be as follows:

                                                       Year ended
                                                    December 31, 1997
                                                    -----------------
  Net loss
    As reported                                       $ (1,012,339)
    Pro forma                                         $(11,393,214)

  Loss per share
    As reported                                              $(.09)
    Pro forma                                                $(.97)

  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 100 percent; risk-free interest rates of 5.9 percent; no dividend yield; and expected lives of one to ten years.

  The following information relates to warrants:

                                         Number of Shares       Warrant Price
                                         ----------------       -------------

  Outstanding - October 1, 1995              354,000             $4.25-$18.00
    Issued during the year (1)             3,512,500             $4.00-$35.00
    Exercised during the year               (462,500)            $4.00-$10.00
                                           ---------
  Outstanding - September 30, 1996         3,404,000             $4.00-$35.00
    Expired during the period               (100,000)                   $4.25
    Exercised during the period               (1,000)                   $5.00
                                           ---------
  Outstanding - December 31, 1996          3,303,000             $4.00-$35.00
    Issued during the year (1)             1,080,000             $6.00-$50.00
    Exercised during the year               (571,000)            $4.00-$ 5.00
                                           ---------
  Outstanding - December 31, 1997          3,812,000             $4.00-$50.00

  (1)  During 1997 and 1996, the Company received $2,720,000 and $5,500,000 respectively for the sale of its restricted common stock and warrants to purchase restricted stock which expire in varying terms (one to five years).


  The following information relates to options:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------   ---------------

  Outstanding at January 1, 1997                    -                -
  Granted                                     1,070,000           $37.14
                                              ---------           ------
  Outstanding and exercisable at
    December 31, 1997                         1,070,000           $37.14
                                              =========           ======
  Weighted average fair value per
    share of options granted during 1997                          $ 9.70
                                                                  ======

  Information about warrants and employee stock options outstanding at December 31, 1997 is summarized as follows:
                                                      Year ended
                                                   December 31, 1997
                                              --------------------------
                                                                Weighted
                                                                 average
                                                                exercise
                                               Shares             price
                                              ---------         --------

  Outstanding at beginning of year            3,303,000           $10.13
  Granted                                     2,150,000            31.09
  Exercised                                    (571,000)            4.76
                                              ---------
  Outstanding at end of year                  4,882,000           $19.98
                                              =========           ======
  Warrants and options exercisable at
    December 31, 1997                         4,804,500           $19.96
                                              =========           ======


               Warrants and employee stock options outstanding
               -----------------------------------------------
                                           Weighted average
                               Number         remaining       Weighted average
  Range of exercise prices   outstanding   contractual life    exercise price
  ------------------------   -----------   ----------------   ----------------

       $ 4.00 to $  5.00      1,812,000        3.9 years          $ 4.90
       $ 5.01 to $ 10.00        222,000        2.4 years          $ 7.45
       $10.01 to $100.00      2,848,000        0.9 years          $30.37
                              ---------
                              4,882,000
                              =========

NOTE J - SEGMENTS

  The Company operates in two principal segments: waste disposal, primarily its active landfills and landfill development sites in Georgia and Missouri and its FIBER-SEAL Fabric care and surface protection business.

      Year ended              Waste       Fabric
  December 31, 1997          Disposal      Care      Corporate   Consolidated
  -----------------        ------------  ---------   ---------   ------------

  Revenues                 $ 1,332,687    $947,630    $  -       $ 2,280,317
  Operating profit (loss)   (1,020,915)      9,036     (460)      (1,012,339)
  Identifiable assets       26,485,955     316,673       -        26,802,628
  Depreciation and
    amortization               374,752      13,565       -           388,317
  Capital expenditures      15,001,930       4,662       -        15,006,592

  Three months ended
  December 31, 1996
  ------------------
  Revenues                 $       -      $221,884    $  -       $   221,884
  Operating profit (loss)     (356,436)     35,734       -          (320,702)
  Identifiable assets       11,717,308     305,272       -        12,022,580
  Depreciation and
    amortization                   -        12,265       -            12,265
  Capital expenditures          16,755         -         -            16,755

      Year ended
  September 30, 1996
  ------------------
  Revenues                 $       -      $818,978    $  -       $   818,978
  Operating profit (loss)     (924,526)     15,760     (410)        (909,176)
  Identifiable assets       12,229,202      93,895       -        12,323,097
  Depreciation and
    amortization                   -         2,333       -             2,333
  Capital expenditures         693,870         -         -           693,870


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash, accounts receivable, note receivable, receivables - WasteMasters, accounts payable - trade and note payable - related party. The carrying amounts approximate fair value because of the short maturity of these instruments.

  The fair value of long-term debt is estimated based on current market rates for the same or similar issues.

  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

  The estimated fair value of the Company's financial instruments is as follows:
                                                Carrying
                                                 amount        Fair value
                                              ------------     -----------
  Financial assets
    Cash                                      $   217,383      $  217,383
    Note receivable                             1,484,097       1,484,097
    Receivables - WasteMasters                    433,734         433,734
    Accounts receivable                           268,793         268,793

  Financial liabilities
     Note payable - related party                 (98,707)        (98,707)
     Accounts payable - trade                    (561,090)       (561,090)
     Long-term debt                            (1,373,574)      1,355,574)


NOTE L - CONTINGENCIES

  The Company is defendant in various matters in litigation which have arisen in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company's financial position or results of operations.


NOTE M - RELATED PARTY TRANSACTIONS

  The Company received $61,972 in management fee revenue from a company owned partially by the Chairman of the Board of the Company.

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

                                 PART III
                                 --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT.
---------------------------------------------------------------------

Executive Officers of the Registrant
------------------------------------
     Set forth below is certain information concerning the Directors and Executive Officers of the Company as of May 28, 1998.

                  Name               Age    Current Position with Company
            ----------------------   ---    -----------------------------
            R. Dale Sterritt, Jr.    42     Chairman, President and CEO
            Robert D. Luna           44     Director, Secretary
            Martin G. Blahitka       60     Director
            J. B. Morris             58     Director

     Mr. R. Dale Sterritt, Jr. has served as Chairman of the Board of Directors and Chief Executive Officer since July 1991, and as President since July 1997. Mr. Sterritt also serves as Chairman, President and Chief Executive Officer of WasteMasters, Inc. (see "Transactions With WasteMasters, Inc." on Page 5 of this Report).

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

Other Key Executives
--------------------
     Mr. Barry G. Roberts, in May 1997, was named General Counsel of Continental Investment Corporation. Immediately prior to joining the Company, Mr. Roberts, 34, was a partner with the law firm of Holland & Knight. Prior to his joining Holland & Knight in 1996, Mr. Roberts was with the law firms of Branch, Pike & Ganz from 1991 to 1996 and Alston & Bird from 1988 to 1991. He also serves as General Counsel of WasteMasters, Inc. (see "Transactions With WasteMasters, Inc." on Page 5 of this Report). Mr. Roberts holds undergraduate and law degrees from the University of North Carolina.

     Mr. John R. Appel, in October 1997, was named President and Chief Operating Officer of a wholly owned subsidiary, FIBER-SEAL Holdings, Inc., a Texas corporation based in Dallas. He is directing the development and transition of FIBER-SEAL from a licensing firm to a franchising firm. Mr. Appel, 57, has had 29 years of experience in the franchise industry. Before joining FIBER-SEAL, Mr. Appel served from January 1995 to September 1997 as Vice President of The Dwyer Group, a franchise organization consisting of nine nationwide service franchise companies with a total of 2,000 franchisees. Concurrently, he served as President of two of the Dwyer franchise firms, General Business Services and E. K. Williams, which specialized in small business financial counseling and had a combined total of 500 franchisees. From 1992 to 1995, Mr. Appel served as President of another Dwyer subsidiary, Rainbow International, a carpet cleaning and dyeing company with 500 franchisees.

     Mr. Oliver Lee, in May 1997, was named President of a wholly owned subsidiary, Continental Technologies Corporation of Georgia, a Georgia corporation based in Atlanta. Mr. Lee, 47, is an attorney whose areas of expertise include environmental law, securities law, public finance and municipal contracts. He is a graduate of Dartmouth College and Vanderbilt Law School.

     Mr. Steven A. Lytle, in October 1996, was named Executive Vice President and Chief Operating Officer of a wholly-owned subsidiary, Continental Technologies Corporation of Georgia, a Georgia corporation based in Atlanta. He is directing the development of Continental's proposed solid waste operations. Mr. Lytle, 43, has had 11 years experience in the solid waste industry, including extensive involvement in developing and managing solid waste facilities. Among other accomplishments, he designed and obtained the permit for a 50 million cubic yard disposal facility in Georgia and continued on to manage this facility as the District Manager for his former employer. Prior to joining Continental in October, 1996, Mr. Lytle was a regional executive with Sanifill, Inc. for Arkansas, Florida, Georgia, Kentucky, Ohio, Pennsylvania, and Puerto Rico, with responsibilities ranging from landfill design, engineering, permitting operations, and compliance to economic evaluation of potential acquisitions. He was with Browning-Ferris Industries ("BFI") from 1985 to 1994 in positions of ever-increasing responsibility. Mr. Lytle holds a degree in Civil Engineering from the University of Cincinnati.

     Mr. Kenneth L. Kelly, in February 1998, was named Director of Business Development and Acquisitions of the Company. Mr. Kelly, 45, came to Continental from Eastern Environmental Services, Inc. where he served as Corporation Acquisitions Director. Prior to joining Eastern, he was Business Development Manager-Atlantic Region for Sanifill, Inc. (1995- 1996), Corporation Acquisition Director and Market Development Manager for Republic Waste Industries (1991-1995) and Business Development Manager-East South Central Region for Waste Management, Inc. (1983-1991).

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

     The following table sets forth the compensation earned by the Company's Chief Executive Officer during fiscal years ended September 30, 1995 and 1996, during the short-year ended December 31, 1996, and during the fiscal year ended December 31, 1997. No other executive officer received compensation in excess of $100,000 during any of those periods.

                          Summary Compensation Table

       (a)               (b)     (c)     (d)   (e)         (f)        (g)       (h)     (i)
                             Annual Compensation            Long-Term Compensation
                        ----------------------------     -----------------------------
                                                             Awards            Payouts
                                               Other     --------------------  -------
                                               Annual    Restricted  Options/           All Other
    Name and                                   Compen-     Stock       SARs     LTIP     Compen-
Principal Position       Year   Salary  Bonus  sation      Awards    (Shares)  Payouts   sation
--------------------    ------  ------  -----  --------  ---------   --------  -------  --------
R. Dale Sterritt, Jr.    1997      -       -   $240,000      -          -         -         -
  Chairman of the Board  1996 (1)  -       -   $ 54,750      -          -         -         -
  and Chief Executive    1996 (2)  -       -   $234,750      -          -         -         -
  Officer                1995      -       -   $161,575      -          -         -         -

(1)  Short year October 1 through December 31, 1996
(2)  Fiscal year October 1, 1995 through September 30, 1996.

     The Company does not have any employment agreements with any of the executive officers of the parent company. Beginning January 1, 1997, Mr. R. Dale Sterritt, Jr., Chairman and CEO, began employment with the Company at an annual salary of $240,000.

     Prior to 1997, the compensation paid to executive officers and directors of the parent company was for services rendered to the Company on a per-diem basis at rates prescribed by the Board: $750 per day for the Chairman, Chief Executive Officer and President; and $400 per day for all other executive officers. By resolution of the Board of Directors, directors are entitled to a fee of $200 per meeting; however, all such fees were waived during fiscal years 1997 and 1996 and the short year ended December 31, 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------
     The following table sets forth, to the best knowledge of the Company as of May 28, 1998, certain information with respect to (i) beneficial owners of more than five percent (5%) of the outstanding Common Stock, (ii) beneficial ownership of shares of the Company's Common Stock by each director, and (iii) beneficial ownership of shares of the Company's Common Stock by all officers and directors as a group.

      Name and Address                   Amount and Nature        Percent
     of Beneficial Owner              of Beneficial Ownership     of Class
----------------------------------    -----------------------    ----------
Martin G. Blahitka                            10,000                 (4)
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

Robert D. Luna                                   -                   -
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

J. B. Morris                                 170,699                1.4%
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

Stewart Rahr                               1,765,553 (3)           14.2%
  152-35 10th Avenue
  Whitestone, NY 11357

R. Dale Sterritt, Jr.                            -                   -
  c/o Continental Investment Corp.
  10254 Miller Road
  Dallas, TX 75238

Sterritt Properties, Inc. (1)              5,750,444               46.2%
  P. O. Box 452648
  Garland, TX 75045

Business Ventures, Inc. (2)                1,600,000               12.8%
  50 Lincolns Inn Fields, 3rd Floor
  London, WC 2A 3PF England
--------------------------
All Officers and Directors                   180,699                1.4%
  as a Group (5 persons)
--------------------------
(1) Sterritt Properties, Inc. is owned 100% by a Family Limited Partnership. Richard D. Sterritt, Sr., the President of Sterritt Properties, Inc., is the father of the Chairman, President and CEO, R. Dale Sterritt, Jr.
(2) The beneficial ownership of these shares is contested. The Company does not take a position as to the true beneficial ownership of such shares, but has indicated the name at the time of issue for the purpose of this disclosure item.
(3) Does not include options to acquire 600,000 shares of CICG common stock. Also does not include 200,000 shares owned by members of his immediate family, to which Mr. Rahr disclaims beneficial ownership.
(4)  Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
     The Company received $61,972 in management fee revenue from a company owned partially by the Chairman of the Board of the Company.


                                  PART IV
                                  -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)  Following are documents filed as part of this report:

     1. Consolidated Financial Statements of Continental Investment Corporation and subsidiaries.

         See Item 7 of this report - Financial Statements.

     2.  Financial statement schedules.

         There are no financial statement schedules required to be filed.

     3.  Exhibits.

         Exhibit
         Number                      Exhibit Index
         -------    ---------------------------------------------------------

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

(b)  Reports on Form 8-K.

     1. Report dated October 1, 1997. This Report contained an Item 5 event (certain changes in the September 30, 1996 Balance Sheet and Statement of Operations).

Exhibit 21
----------
     As of  May 28, 1998, the Company had the following subsidiaries:

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

                              CONTINENTAL INVESTMENT CORPORATION

                              By: /S/ R. Dale Sterritt, Jr.
                                  ----------------------------------
                                  R. Dale Sterritt, Jr., Chairman,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                              By: /S/ G. Michael Lawshe
                                  ---------------------------------
                                  G. Michael Lawshe
                                  Principal Financial and Accounting Officer

Dated: June 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                                         DATE

/S/ R. Dale Sterritt, Jr.                                 June 24, 1998
----------------------------------
R. Dale Sterritt, Jr., Chairman,
President and Chief Executive
Officer (Principal Executive
Officer)

/S/Robert D. Luna                                         June 24, 1998
----------------------------------
Robert D. Luna, Director and
Secretary

/S/Martin G. Blahitka                                     June 24, 1998
----------------------------------
Martin G. Blahitka, Director

/S/ J. B. Morris                                          June 24, 1998
----------------------------------
J. B. Morris, Director