Form 10QSB
period 1998-06-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-08-14
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                      ________________________________

                                FORM 10-QSB


(Mark One)
      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                     or

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

     As of August 14, 1998, the registrant had outstanding 12,397,792 shares of Common Stock.

             Continental Investment Corporation and Subsidiaries

                          FORM 10-QSB REPORT INDEX


                                                             Page No.
                                                             --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of  June 30, 1998
      and December 31, 1997 ...............................      3

    Consolidated Statements of Operations
      For the periods ended June 30, 1998 and 1997 ........      5

    Consolidated Statement of Stockholders' Equity
      Six months ended June 30, 1998 ......................      6

    Consolidated Statements of Cash Flows
      Six months ended June 30, 1998 and 1997 .............      7

    Notes to Consolidated Financial Statements ............      9


  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations .................................     13

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ................     18

Signatures ................................................     19

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements.
-----------------------------

               Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                   1998             1997
                                                -----------     -----------
                                                (Unaudited)      (Audited)
                 ASSETS

CURRENT ASSETS
  Cash                                          $   119,598      $   217,383
  Note receivable                                 1,550,365        1,484,097
  Receivables - WasteMasters, Inc.                  227,159          433,734
  Accounts receivable, net of allowance for
    doubtful accounts $18,844 and $17,011           629,643          268,793
  Inventories                                        52,935           59,423
  Accrued interest receivable                       170,791           82,628
  Prepaid expenses and deposits                     181,289          156,595
                                                -----------      -----------
          Total current assets                    2,931,780        2,702,653

PROPERTY AND EQUIPMENT
  Landfill sites under development, at cost      14,682,572       14,682,572
  Landfills, net of accumulated amortization/
    depreciation of $655,119 and $307,203         3,033,382        2,572,500
  Fixtures and equipment, net of accumulated
    depreciation of $195,784 and $81,114            736,096          764,903

          Total property and equipment           18,452,050       18,019,975

INVESTMENT IN WASTEMASTERS, INC.                  6,080,000        6,080,000

INTANGIBLES                                             -0-              -0-
                                                -----------      -----------
          Total assets                          $27,463,830      $26,802,628
                                                ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                       $   480,249      $   561,090
  Accrued expenses                                  586,176          283,350
  Note payable, related party                       100,349              -0-
  Short-term notes payable                          305,781              -0-
  Accrued interest payable                           73,059              -0-
  Current portion of long-term note payable         563,494          219,032
                                                -----------      -----------
          Total current liabilities               2,109,108        1,162,179

LONG-TERM LIABILITIES
  Note payable                                      887,015        1,143,772
  Accrued landfill closure costs                    197,923           10,770
  Deferred income taxes                             747,000          747,000
                                                -----------      -----------
          Total long term liabilities             1,831,938        1,901,542
                                                -----------      -----------
          Total liabilities                       3,941,046        3,063,721

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized; no shares
    issued or outstanding                               -0-              -0-
  Common stock, $0.50 par value; 25,000,000
    shares authorized; 12,387,792 shares
    issued and outstanding at June 30, 1998;
    12,367,055 shares issued and outstanding
    at December 31, 1997                          3,319,897        3,309,528
  Additional contributed capital                 25,004,051       24,881,497
  Accumulated deficit                            (4,801,164)      (4,452,118)
                                                -----------      -----------
          Total stockholders' equity             23,522,784       23,738,907
                                                -----------      -----------
          Total liabilities and
            stockholders' equity                $27,463,830      $26,802,628
                                                ===========      ===========


     The accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                              Three months ended             Six months ended
                             June 30,     June 30,
                             ---------------------
                               1998         1997         1998          1997


Revenues                    $1,132,072   $  202,768   $2,233,441   $  406,819

Costs and Expenses
  Cost of revenues             566,352       79,424    1,187,041      158,153
  Selling, general and
    administrative expenses    790,385      572,068    1,420,270    1,095,671
                            ----------   ----------   ----------   ----------
      Operating loss          (224,665)    (448,724)    (373,870)    (847,005)

Other Income (Expense)
  Interest income               41,803       61,305       86,587      119,070
  Interest expense             (34,291)     (12,473)     (65,004)     (30,825)
  Miscellaneous income           3,241       64,729        3,241      103,869
                            ----------   ----------   -----------  ----------
                                10,753      113,561       24,824      192,114

      NET LOSS              $ (213,912)  $ (335,163)  $ (349,046)  $ (654,891)
                            ==========   ==========   ==========   ==========

Per Share Data
  Loss per common
    share - basic               $(0.02)      $(0.03)      $(0.03)      $(0.06)

Weighted average number
  of common shares
  outstanding               12,383,139   11,443,393   12,379,239   11,378,560


     See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Six months ended June 30, 1998
                                 (Unaudited)

                     Common stock         Common      Additional
                -----------------------    stock     contributed  Accumulated
                  Shares     Par value   subscribed    capital      deficit       Total
                ----------  -----------  ----------  -----------  -----------  -----------
Balance,
  December 31,
  1997          12,367,055    3,309,528     -0-      $24,881,497  $(4,452,118) $23,738,907

Exercise of
  warrants      15,6967,848       7,848     -0-           70,632          -0-       78,480

Stock issued
  for
  acquisitions        5,041       2,521     -0-           51,922          -0-       54,443

Net loss                -0-         -0-     -0-              -0-     (349,046)    (349,046)

Balance,
  June 30,
  1998           12,387,792  $3,319,897     -0-      $25,004,051  $(4,801,164) $23,522,784
                 ==========  ==========  ==========  ===========  ===========  ===========

     See accompanying notes to unaudited consolidated financial statements.

                                     -6-

             Continental Investment Corporation and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six Months Ended June 30
                                 (Unaudited)

                                                    1998            1997
                                                ------------    ------------
 Cash flows from operating activities:
  Net income (loss)                              $(349,046)      $(654,891)
  Adjustments to reconcile net loss to
      net cash Provided by (used in)
      operating activities:
    Amortization/depreciation expense              463,201          27,569
    Allowance for bad debts                          1,833             -0-
    Common stock issued for services                   -0-        (191,879)
    Gain (loss) on disposition of asset(s)          (3,240)            -0-
    Accrual for closure and post-closure
      expense                                       62,153             -0-
    Change in operating assets and liabilities:
      Accounts receivable - trade                 (239,516)        (10,251)
      Inventories                                    6,488          (1,919)
      Accrued interest receivable                  (88,163)            -0-
      Other current assets and liabilities        (447,737)            -0-
      Prepaid expenses                                 -0-          20,973
      Accounts payable - trade                    (201,936)        (21,828)
      Accrued interest payable                      73,059          11,760
      Accrued expenses                             270,826          81,644
                                                  --------      ----------
      Net cash provided by (used in)
        operating activities                      (452,078)       (738,822)

Cash flows from investing activities:
  Purchases of property and equipment              (29,828)         (4,687)
  Proceeds from equipment disposition                6,732             -0
  Paydown of note receivable                       140,307         425,903
  Payment of accrued interest receivable               -0-          61,142
  Landfill acquisition down payment                    -0-        (250,000)
  Other expenditures                               (12,467)            -0-
  Cash from acquisition of Trantex                   2,531             -0-

      Net cash provided by (used in)              --------      ----------
        investing activities                       107,275         232,358

Cash flows from financing activities:
  Principal payments on notes                     (123,824)       (438,482)
  Principal payments on notes to related parties   (50,166)            -0-
  Proceeds from sale of stock                          -0-       2,400,000
  Proceeds from debt                               421,008             -0-
                                                  --------      ----------
      Net cash provided by (used in)
        financing activities                       247,018       1,961,518

     See accompanying notes to unaudited consolidated financial statements.

             Continental Investment Corporation and Subsidiaries

                           Six months ended June 30, 1998
                                 (Unaudited)

                                                    1998            1997
                                                ------------    -----------

Net increase (decrease) in cash                   $(97,785)     $1,455,054

Cash, beginning of period                          217,383         841,586

Cash, end of period                               $119,598      $2,296,640
                                                  ========      ==========


NON-CASH TRANSACTIONS:

     During the six months ended June 30, 1998, $78,480 of common stock purchase warrants were exercised in exchange for consideration consisting of the cancellation of $78,480 of Company indebtedness.

     As part of the acquisition of Trantex, Inc., effective on February 18, 1998, accounted for as a purchase, Continental assumed various assets (subject to certain liabilities) by exchanging shares of common stock. The fair value of assets received and the liabilities assumed are summarized below:

     Cash                                                $  2,531
     Accounts receivable                                  123,167
     Landfill site under development, at cost              28,050
     Landfill, net of accumulated amortization            779,798
     Equipment, net of accumulated depreciation            13,000
                                                         --------
          Total assets                                    946,547

     Accounts payable and accrued expenses                267,952
     Notes payable                                        446,595
     Obligations to seller                                232,000
                                                         --------
          Total liabilities                               946,547

          Net of assets acquired over
            liabilities assumed                          $  -0-
                                                         ========

     Of the obligations due to the seller, $32,000 was to be retired upon issuance of shares of the Company's Common Stock during the quarter ended June 30, 1998 1998, and $200,000 represents contingent consideration due to the seller upon achievement of certain performance goals for the landfill. In September 1997, an initial cost of $275,000 was recorded for the acquisition of Trantex, Inc. (which owns the Rye Creek landfill in Kirksville, Missouri) upon the issuance of shares of the Company's Common Stock and warrants.

             Continental Investment Corporation and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 1998 and 1997
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

  The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Continental Investment Corporation (the "Company" or "CICG") for fiscal year ended December 31, 1997, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

NOTE B - DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------------

  This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important

-------------------------------------------------------------------

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

  (2) Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the construction and demolition landfill described in Note C on page 10 of this report and cash flow generated from the operation of its fabric care business. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

  (3) Economic Conditions: The Company's existing and potential waste disposal businesses may or would be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the potential volume of waste that might be disposed of at the Company's facilities and/or the price that the Company would charge for its services. Additionally, the demand for FIBER-SEAL's services may be adversely affected by an economic downturn.

  (4) Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's existing and potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's existing and potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's existing and potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

--------------------------------------------------------------------

  (5) Dependence on Senior Management: The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for management personnel with franchising and waste industry experience will also increase. The future availability of such experienced management personnel cannot be predicted. The Forward Looking Statements assume that experienced management personnel will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire additional management personnel could have a material adverse effect on the Company.

  (6) Influence of Government Regulation: The Company's existing and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies.
  These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

  (7) Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its existing and potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

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

  During February 1998, the Company completed the acquisition of an operating municipal solid waste (MSW) landfill in Kirksville, Missouri. Municipal solid waste ("MSW")landfills are the primary depository for solid waste in North America. A municipal solid waste landfill can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day-use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or forestry operations or industrial processes or operations. Total consideration paid for such landfill comprised approximately $1,221,547, consisting of $307,000 of restricted Company common stock and the assumption of approximately $914,547 of liabilities.

  The following pro forma information compares the results of operations as if the acquisitions had been consummated as of the beginning of each of the six month and three month periods ended June 30, 1998 and June 30, 1997.

                    Six months ended June 30,    Three months ended June 30,
                    -------------------------    ---------------------------
                       1998          1997             1998          1997
                    -----------   -----------      ----------    ----------
  Revenue           $2,268,135    $1,136,349       $1,132,072    $ 626,952

  Net Loss          $ (364,492)   $ (662,203)      $ (213,912)   $(350,662)

  Loss per common
    share - basic       $(0.03)       $(0.06)          $(0.02)      $(0.03)


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------

     Results of Operations
     ---------------------

                        Six Months Ended June 30, 1998
                  Compared to Six Months Ended June 30, 1997
                  ------------------------------------------
Revenues
--------

     During the six months ended June 30, 1998, revenues of the Company were derived primarily from the C&D landfill, described in Note C on Page 10 of this report, which was acquired during the third quarter of 1997 ($1,171,958) the FIBER-SEAL fabric care and treatment business ($505,316), the management contract with WasteMasters, Inc. $300,000), and the municipal solid waste landfill in Kirksville, Missouri described in Note C on Page 10 of this report ($256,166). Revenues for the six months ended June 30, 1998 increased $1,826,622 (449.00%) to $2,233,441 from $406,819 for the six months ended
June 30, 1997. The increase in revenues was primarily a result of the acquisitions of the C&D and MSW landfills, the WasteMasters, Inc. management agreement and, to a lesser degree, increased FIBER-SEAL revenues. FIBER-SEAL revenues increased $98,497 (24.21%) to $505,316 for the six months ended
June 30, 1998 from $406,819 for the six months ended June 30, 1997. There were no landfill or WasteMasters, Inc. management revenues in the six months ended June 30, 1997. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998.

Cost of Revenues
----------------

     Cost of revenues for the six months ended June 30, 1998 increased $1,028,888 (650.56%) to $1,187,041 (representing 53.15% of revenues) from
$158,153 (representing 38.88% of revenues) for the six months ended June 30, 1997. The increase in the cost of revenues was primarily a result of the acquisition of the C&D and MSW landfills.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------

     Selling, general and administrative (SG&A) expenses for the six months ended June 30, 1998 increased $324,599 (29.63%) to $1,420,270 from $1,095,671 for the six months ended June 30, 1997. The incrase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a waste disposal site (e.g., consulting fees, increased legal fees, increased personnel costs, the rental of office space in Atlanta, increased travel expenses, etc.), the expenses incurred as a result of the acquisitions described in Note C on Page 10 of this report, and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss
--------------

     Operating loss for the six months ended June 30, 1998 decreased $473,135 (55.86%) to $373,870 from $847,005 for the six months ended June 30, 1997.
This was due to an increase in revenues for the six months ended June 30, 1998 of $1,826,622 (a 449.00% increase) to $2,233,441 from $406,819 for the six months ended June 30, 1997, an increase in cost of revenues for the six months ended June 30, 1998 of $1,028,888 (a 650.56% increase) to $1,187,041 from $158,153 for the six months ended June 30, 1997, and an increase in selling, general and administrative (SG&A) expenses for the six months ended June 30, 1998 of $324,599 (a 29.63% increase) to $1,420,270 from
$1,095,671 for the six months ended June 30, 1997.

Interest Income
---------------

     Interest income of $86,587 for the six months ended June 30, 1998 decreased by $32,483 (27.28%) as compared with the six months ended June 30, 1997 during which six months there was $119,070 of interest income. Such increase was due to the Company's decreased holdings of cash and short-term investments during the fiscal 1998 period as compared with the fiscal 1997 period.

Interest Expense
----------------

     Interest expense was $65,004 for the six months ended June 30, 1998, an increase of $34,179 (110.88%) as compared with the six months ended June 30, 1997 during which six months there was $30,825 of interest expense. Such increase resulted from certain indebtedness incurred as a result of the acquisition of the C&D landfill described in Note C on Page 10 and of this report.

Net Loss
--------

     The net loss for the six months ended June 30, 1998 decreased $305,845 (46.70%) to $349,046 from $654,891 for the six months ended June 30, 1997.
Such decrease was primarily due to the significantly increased revenues and decreased operating loss offset in part by increased interest expense and decreased interest income.

                       Three Months Ended June 30, 1998
                  Compared to Three Months Ended June 30, 1997
                  --------------------------------------------
Revenues
--------

     During the three months ended June 30, 1998, revenues of the Company were derived primarily from the C&D landfill, described in Note C on Page 10 of this report, which was acquired during the third quarter of 1997 ($593,464), the FIBER-SEAL fabric care and treatment business ($266,440), the management contract with WasteMasters, Inc. ($150,000), and the municipal solid waste landfill in Kirksville, Missouri described in Note C on Page 10 of this report ($122,368). Revenues for the quarter ended June 30, 1998 increased $929,304 (458.31%) to $1,132,072 from $202,768 for the quarter ended June 30, 1997. The increase in revenues was primarily a result of the acquisitions of the C&D and MSW landfills, the WasteMasters, Inc. management agreement and, to a lesser degree, increased FIBER-SEAL revenues. FIBER-SEAL revenues increased $63,672 (31.40%) to $266,440 for the quarter ended
June 30, 1998 from $202,768 for the quarter ended June 30, 1997. There were no landfill or WasteMasters, Inc. management revenues in the quarter ended June 30, 1997. The Company has made a strategic decision to convert its FIBER-SEAL business from a licensing mode to a franchising operation by December 31, 1998.

Cost of Revenues
----------------

     Cost of revenues for the quarter ended June 30, 1998 increased $486,928 (613.07%) to $566,352 (representing 50.03% of revenues) from $79,424
(representing 39.17% of revenues) for the quarter ended June 30, 1997. The increase in the cost of revenues was primarily a result of the acquisition of the C&D and MSW landfills.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------

     Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 1998 increased $218,317 (38.16%) to $790,385 from $572,068 for the quarter ended June 30, 1997. The increase was due to a variety of factors including those related to the development and potential use of the Company's primary Atlanta, Georgia property as a waste disposal site (e.g., consulting fees, increased legal fees, increased personnel costs, the rental of office space in Atlanta, increased travel expenses, etc.), the expenses incurred as a result of the acquisitions described in Note C on Page 10 of this report, and additional expenses for FIBER-SEAL related to the development of a plan to convert from the current licensing method to a franchise operation.

Operating Loss
--------------

     Operating loss for the quarter ended June 30, 1998 decreased $224,059 (49.93%) to $224,665 from $448,724 for the quarter ended June 30, 1997. This was due to an increase in revenues for the quarter ended June 30, 1998 of $929,304 (a 458.31% increase) to $1,132,072 from $202,768 for the quarter ended June 30, 1997, an increase in cost of revenues for the quarter ended June 30, 1998 of $486,928 (a 613.07% increase) to $566,352 from $79,424 for the quarter ended June 30, 1997, and an increase in selling, general and administrative (SG&A) expenses for the quarter ended June 30, 1998 of $218,317 (a 38.16% increase) to $790,385 from $572,068 for the quarter ended June 30, 1997.

Interest Income
---------------

     Interest income of $41,803 for the quarter ended June 30, 1998 decreased by $19,502 (31.81%) as compared with the quarter ended June 30, 1997 during which quarter there was $61,305 of interest income. Such decrease was due to the Company's decreased holdings of cash and short-term investments during the fiscal 1998 period as compared with the fiscal 1997 period.

Interest Expense
----------------

     Interest expense was $34,291 for the quarter ended June 30, 1998, an increase of $21,818 (174.92%) as compared with the quarter ended June 30, 1997 during which quarter there was $12,473 of interest expense. Such increase resulted from certain indebtedness incurred as a result of the acquisition of the C&D landfill described in Note C on Page 10 and of this report.

Net Loss
--------

     The net loss for the quarter ended June 30, 1998 decreased $121,251 (36.18%) to $213,912 from $335,163 for the quarter ended June 30, 1997. Such decrease was primarily due to the significantly increased revenues and decreased operating loss offset in part by increased interest expense and decreased interest income.

     Liquidity and Capital Resources
     -------------------------------

Cash and Short-Term Investments
-------------------------------

     Cash and note receivable as of June 30, 1998 were $1,669,963 a decrease of $31,517 as compared with the cash and note receivable position of $1,701,480 at December 31, 1997. Such decrease was primarily due to the $349,046 net loss experienced by the Company during the six months ended June 30, 1998 offset, in part, by non-cash expenses.

Investment in WasteMasters, Inc.
--------------------------------

     As of June 30, 1998, the Company owned various restricted, unregistered securities of WasteMasters, Inc., a publicly-traded corporation whose registered common stock is traded on the Nasdaq SmallCap Market under the trading symbol WAST. Such securities consist of 4,500,000 shares of restricted WasteMasters Common Stock, 5,000,000 shares of WasteMasters Series A Preferred Stock (which are convertible at the Company's option into 25,500,000 shares of restricted WasteMasters Common Stock) and an option to exchange up to 1,000,000 shares of restricted Continental Investment Corporation Common Stock for up to 100,000,000 shares of restricted WasteMasters Common Stock (as per a fixed exchange ratio of 1 share of Continental for 100 shares of WasteMasters). Such securities are valued on the Company's balance sheet at their cost basis of $6,080,000. As per a management contract between the Company and WasteMasters, Inc., the Company is paid a monthly fee of $50,000 to manage the affairs and operations of WasteMasters, Inc.

Capital Expenditures
--------------------

     The Company currently has no material commitments for capital expenditures.

Capital Resources
-----------------

     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the

Company's stock, cash flow from the construction and demolition landfill described in Note C on Page 10 of this report, cash flow generated from the operation of its FIBER-SEAL fabric care and treatment business and cash flow from the municipal solid waste landfill described in Note C on Page 10 of this report. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, it may be necessary to delay the potential permitting and development of its landfill properties and potential landfill properties. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,720,000 of common stock purchase warrants were exercised during the fiscal year ended
December 31, 1997. $78,480 of common stock purchase warrants were exercised during the six months ended June 30, 1998.

     As of June 30, 1998, the Company had working capital of $822,672 and a current ratio of 1.39 to 1.


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


                                 CONTINENTAL INVESTMENT CORPORATION
                                 (Registrant)


                                 By:  /S/  R. Dale Sterritt, Jr.
                                     ---------------------------
                                     R. Dale Sterritt, Jr.
                                     Chairman and
                                     Chief Executive Officer
                                     (Principal Financial Officer)


                                 By:  /S/ G. Michael Lawshe
                                     ---------------------------
                                      G. Michael Lawshe
                                      (Principal Accounting Officer)


DATE:  August 14, 1998