Form 10QSB
period 1998-09-30
CONTINENTAL INVESTMENT CORP /GA/
filed 1998-11-19
CIK 24077

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                       ________________________________

                                  FORM 10-QSB

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                         or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
              For the transition period from ________ to ________

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

     As of November 19, 1998, the registrant had outstanding 12,278,745 shares of Common Stock.

                 Continental Investment Corporation and Subsidiaries

                              FORM 10-QSB REPORT INDEX


                                                                    Page No.
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of
               September 30, 1998 and December 31, 1997 ...........    3

             Consolidated Statements of Operations
               For the periods ended September 30, 1998
               and 1997 ...........................................    5

             Consolidated Statement of Stockholders' Equity
               Nine months ended September 30, 1998 ...............    6

             Consolidated Statements of Cash Flows
               Nine months ended September 30, 1998
               and 1997 ...........................................    7

             Notes to Consolidated Financial Statements ...........   10


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................   14


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K .......................   19


Signature ........................................................    19

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements.
-----------------------------

              Continental Investment Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                September 30,  December 31,
                                                    1998          1997
                                                ------------   ------------
                                                (Unaudited)     (Audited)
            ASSETS

CURRENT ASSETS
  Cash                                          $  133,181     $  217,383
  Note receivable                                1,548,497      1,484,097
  Receivables - WasteMasters, Inc.                 177,679        433,734
  Accounts receivable, net of
    allowance for doubtful accounts
    $96,634 and $17,011                            727,305        268,793
  Inventories                                       54,191         59,423
  Accrued interest receivable                      213,261         82,628
  Prepaid expenses and deposits                    169,021        156,595
                                               -----------    -----------
          Total current assets                   3,023,135      2,702,653

PROPERTY AND EQUIPMENT
  Landfill sites under development,
    at cost                                     11,961,582     14,682,572
  Landfills, net of accumulated
    amortization/depreciation of
    $879,654 and $307,203                        2,779,847      2,572,500
  Fixtures and equipment, net of
    accumulated depreciation of
    $250,965 and $81,114                           674,239        764,903
                                               -----------    -----------
          Total property and equipment          15,415,668     18,019,975

INVESTMENT IN WASTEMASTERS, INC.                 7,774,000      6,080,000

INTANGIBLES                                            -0-            -0-
                                               -----------    -----------
          Total assets                         $26,212,803    $26,802,628
                                               ===========    ===========

See the accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                                                September 30,  December 31,
                                                   1998           1997
                                                ------------   ------------
                                                (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                      $   543,333    $   561,090
  Accrued expenses                                 565,635        283,350
  Note payable, related party                       51,331         98,707
  Short-term notes payable                         484,823            -0-
  Accrued interest payable                          88,590            -0-
  Current portion of long-term
    note payable                                   538,850        219,032
                                               -----------    -----------
          Total current liabilities              2,272,562      1,162,179

LONG-TERM LIABILITIES
  Note payable                                     822,931      1,143,772
  Accrued landfill closure costs                   239,043         10,770
  Deferred income taxes                            747,000        747,000
                                               -----------    -----------
            Total long-term liabilities          1,808,974      1,901,542
                                               -----------    -----------
            Total liabilities                    4,081,536      3,063,721

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding                    -0-            -0-
  Common stock, $0.50 par value;
    25,000,000 shares authorized;
    12,278,745 shares issued and
    outstanding at September 30, 1998;
    12,367,055 shares issued and
    outstanding at December 31, 1997             3,265,374      3,309,528
  Additional contributed capital                23,077,284     24,881,497
  Accumulated deficit                           (4,211,391)    (4,452,118)
                                               -----------    -----------
            Total stockholders' equity          22,131,267     23,738,907
                                               -----------    -----------
            Total liabilities and
              stockholders' equity             $26,212,803    $26,802,628
                                               ===========    ===========


See the accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three months ended        Nine months ended
                               September  30,            September 30,
                          -----------------------  -------------------------
                             1998          1997        1998         1997
                          ----------     --------  -----------   -----------

Revenues                  $1,235,828  $   700,806   $3,469,269   $1,107,625

Costs and Expenses
  Cost of revenues           699,021      272,093    1,886,062      430,246
  Selling, general and
    administrative
    expenses                 893,959      807,930    2,314,229    1,903,601
                          ----------  -----------   ----------   ----------
        Operating loss      (357,152)    (379,217)    (731,022)  (1,226,222)

Other Income (Expense)
  Interest income             42,458       60,371      129,044      179,441
  Interest expense           (30,788)     (17,296)     (95,791)     (48,121)
  Gain on sale of land       944,000          -0-      944,000          -0-
  Miscellaneous income
    (expense)                 (8,745)         -0-       (5,504)     103,869
                          ----------  -----------   ----------   ----------

        NET INCOME
         (LOSS)           $  589,773  $  (336,142)  $  240,727   $ (991,033)
                          ==========  ===========   ==========   ==========
Per Share Data
  Loss per common
    share - basic              $0.05       $(0.03)       $0.02       $(0.08)

Weighted average
  number of common
  shares outstanding      12,393,227   11,980,119   12,383,756   11,841,378


See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Nine months ended September 30, 1998
                                 (Unaudited)

                    Common stock         Common    Additional
               ----------------------    stock    contributed  Accumulated
                 Shares    Par value   subscribed   capital      deficit       Total
               ----------  ----------  ----------  ----------  -----------  -----------
Balance,
December 31,
1997           12,367,055  $3,309,528     -0-     $24,881,497  $(4,452,118) $23,738,907

Exercise
of
warrants           15,696       7,848     -0-          70,632          -0-       78,480

Stock issued
in connection
with
acquisition         5,041       2,521     -0-          51,922          -0-       54,443

Stock
cancelled due
to acquisition
reversal         (119,047)    (59,523)    -0-      (1,940,467)         -0-   (1,999,990)

Stock
issued for
compensation       10,000       5,000     -0-          13,700          -0-       18,700

Net income            ---         ---     ---             ---      240,727      240,727
               ----------  ----------  ---------  -----------  -----------  -----------
Balance,
September 30,
1998           12,278,745  $3,265,374     -0-     $23,077,284  $(4,211,391) $22,131,267
               ==========  ==========  =========  ===========  ===========  ===========

See accompanying notes to unaudited consolidated financial statements.

                                     -6-

              Continental Investment Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Nine Months Ended September 30
                                 (Unaudited)

                                                        1998         1997
                                                     ---------    ----------
Cash flows from operating activities:
  Net income (loss)                                   $240,727    $ (991,033)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Amortization/depreciation expense                  746,563       178,904
    Allowance for bad debts                             79,623           -0-
    Common stock issued for services                    27,554           -0-
    Gain (loss) on disposition of assets              (947,240)          -0-
    Accrual for closure and post-closure
      expense                                          103,273           -0-
    Change in operating assets and liabilities:
      Accounts receivable - trade                     (414,968)     (326,896)
      Inventories                                        5,232       (10,925)
      Accrued interest receivable                     (130,633)          -0-
      Deposits and prepaid expenses                   (435,469)      (18,074)
      Accounts payable - trade                        (138,852)      260,731
      Accrued interest payable                          88,590        27,216
      Accrued expenses                                 250,285     1,302,363
                                                     ---------    ----------
           Net cash provided by (used in)
             operating activities                     (525,315)      422,286

Cash flows from investing activities:
  Purchase of landfills                                    -0-    (4,143,308)
  Purchases of property and equipment                  (35,653)      (65,968)
  Proceeds from equipment disposition                    6,732           -0-
  Paydown of note receivable                           191,655           -0-
  Short-term investments                                   -0-       805,053
  Accrued interest receivable                              -0-         4,774
  Other expenditures                                    (4,467)          -0-
  Cash from acquisition of Trantex                       2,531           -0-
                                                     ---------    ----------
           Net cash provided by (used in)
             investing activities                      160,798    (3,399,449)

              Continental Investment Corporation and Subsidiaries

                       Nine Months Ended September 30
                                (Unaudited)

                                                       1998          1997
                                                     ---------    ----------
Cash flows from financing activities:
  Principal payments on notes                        $(233,509)   $ (269,770)
  Principal payments on notes to
    related parties                                   (101,184)          -0-
  Proceeds from sale of stock                              -0-     2,490,000
  Proceeds from debt                                   615,008           -0-
                                                     ---------    ----------
           Net cash provided by (used in)
             financing activities                      280,315     2,220,230

Net increase (decrease) in cash                        (84,202)     (756,933)

Cash, beginning of period                              217,383       841,586

Cash, end of period                                  $ 133,181    $   84,654
                                                     =========    ==========

NON-CASH TRANSACTIONS:

     During the quarter ended September 30, 1998, the Company returned to the seller a 108 acre parcel of land in metropolitan Atlanta, Georgia that it had acquired during fiscal 1997, in exchange for the 119,047 shares of Company common stock that it had issued in consideration for such acquisition. This reversal and nullification of the original transaction had no effect on the Company's statements of operations.

     During the nine months ended September 30, 1998, $78,480 of common stock purchase warrants were exercised in exchange for consideration consisting of the cancellation of $78,480 of Company indebtedness.

     During the nine months ended September 30, 1998, the Company purchased equipment in exchange for a note payable for $47,474.


See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corportion and Subsidiaries

                    Nine Months Ended September 30, 1998
                                (Unaudited)


     As part of the acquisition of Trantex, Inc., effective on February 18, 1998, accounted for as a purchase, Continental assumed various assets (subject to certain liabilities) by exchanging shares of common stock. The fair value of assets received and the liabilities assumed are summarized below:

     Cash                                                $  2,531
     Accounts receivable                                  123,167
     Landfill site under development, at cost              28,050
     Landfill, net of accumulated amortization            779,798
     Equipment, net of accumulated depreciation            13,000
                                                         --------
         Total assets                                     946,547

     Accounts payable and accrued expenses                267,952
     Notes payable                                        446,595
     Obligations to seller                                232,000
                                                         --------
         Total liabilities                                946,547
                                                         --------
         Net of assets acquired over
           liabilities assumed                           $  -0-
                                                         ========

     Of the obligations due to the seller, $32,000 was retired upon issuance of shares of the Company's common stock during the nine months ended September 30, 1998, and $200,000 represents contingent consideration due to the seller upon achievement of certain performance goals for the landfill. Additional shares of the Company's common stock valued at $22,443 were also issued during the nine months ended September 30, 1998 in connection with the Trantex acquisition. In September 1997, an initial cost of $275,000 was recorded for the acquisition of Trantex, Inc. (which owns the Rye Creek landfill in Kirksville, Missouri) upon the issuance of shares of the Company's common stock and warrants.


See accompanying notes to unaudited consolidated financial statements.

              Continental Investment Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998 (Unaudited)


NOTE A - BASIS OF PRESENTATION
------------------------------
  The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB/A Report of Continental Investment Corporation (the "Company" or "CICG") for fiscal year ended December 31, 1997, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.


NOTE B - DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------------
  This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations. All prior and

--------------------------------------------------------------------
  subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

  (2) Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the construction and demolition landfill described in Note C on page 12 of this report, cash flow generated from the operation of its fabric care business, and cash flow from the municipal solid waste landfill described in Note C on page 12 of this report. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, there may be delays in the Company's ability to accomplish its long-term goals. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

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

  (5) Dependence on Senior Management: The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for management personnel with franchising and waste industry experience will also increase. The future availability of such experienced management personnel cannot be predicted. The Forward Looking

--------------------------------------------------------------------
  Statements assume that experienced management personnel will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire additional management personnel could have a material adverse effect on the Company.

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


NOTE C - ACQUISITIONS OF OPERATING LANDFILLS
--------------------------------------------
  During the third quarter of 1997, the Company acquired an operating construction and demolition ("C&D") landfill in metropolitan Atlanta, Georgia in exchange for consideration totaling $2.74 million. The purchase price consisted of immediate cash consideration of $2.5 million and an obligation to make future cash payments totaling $240,000. A construction and demolition landfill may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on commercial buildings, pavements, houses, and other structures. Such wastes

--------------------------------------------------------
  include, but are not necessarily limited to, wood, bricks, metal, concrete, wallboard, paper, and cardboard. The acquisition was accounted for as a purchase and the operating results of the acquired landfill have been included in the financial statements of the Company since the acquisition.

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

  The following pro forma information compares the results of operations as if the acquisitions had been consummated as of the beginning of each of the nine-month and three-month periods ended September 30, 1998 and September 30, 1997.

                          Nine months ended          Three months ended
                            September 30,               September 30,
                      -----------------------     -----------------------
                         1998          1997          1998         1997
                      ---------     ---------     ---------     ---------

  Revenue             3,503,963     1,981,299     1,235,828      848,034

  Net income (Loss)     225,281      (947,354)      589,773     (254,112)

  Net income (loss)
    per common share
    - basic               $0.02        $(0.08)        $0.05       $(0.02)


  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the beginning of the above periods, nor is it necessarily indicative of future operating results.

NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------
  In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings per share based on the weighted-average number of common shares outstanding during each period presented. Diluted earnings per share is computed based on the weighted average number of common shares plus the dilutive effect of all potential dilutive securities, principally stock options and warrants, outstanding during each period presented. In all periods presented, all potential common shares were anti-dilutive. Accordingly, the adoption of SFAS 128 had no effect on per share amounts.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------

       Results of Operations
       ---------------------

                     Nine Months Ended September 30, 1998
                Compared to Nine Months Ended September 30, 1997
                ------------------------------------------------
Revenues
--------
     During the nine months ended September 30, 1998, revenues of the Company were derived primarily from the C&D landfill, described in Note C on Page 12 of this report, which was acquired during the third quarter of 1997 ($1,884,404) the FIBER-SEAL fabric care and treatment business ($746,838), the management contract with WasteMasters, Inc. ($450,000), and the municipal solid waste landfill in Kirksville, Missouri described in Note C on Page 12 of this report ($382,207). Revenues for the nine months ended September 30, 1998 increased $2,361,644 (213.22%) to $3,469,269 from $1,107,625 for the nine months ended September 30, 1997. The increase in revenues was primarily a result of the acquisitions of the C&D and MSW landfills, the WasteMasters, Inc. management agreement and, to a lesser degree, increased FIBER-SEAL revenues. FIBER-SEAL revenues increased $81,255 (12.21%) to $746,838 for the nine months ended September 30, 1998 from $665,583 for the nine months ended September 30, 1997. Landfill revenues in the nine months ended September 30, 1997 amounted to $429,419.

Cost of Revenues
----------------
     Cost of revenues for the nine months ended September 30, 1998 increased $1,455,816 (338.37%) to $1,886,062 (representing 54.36% of revenues) from
$430,246 (representing 38.84% of revenues) for the nine months ended September 30, 1997. The increase in the cost of revenues was primarily a result of the acquisition of the C&D and MSW landfills.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 1998 increased $410,628 (21.57%) to $2,314,229 from
$1,903,601 for the nine months ended September 30, 1997. The increase was due to a variety of factors including increased personnel costs, the rental of office space in Atlanta, the expenses incurred as a result of the acquisitions described in Note C on Page 12 of this report, and additional expenses for FIBER-SEAL related to its conversion from a licensing operation to a franchising operation. While existing licensees will likely remain as licensees, FIBER-SEAL is on the verge of entering the potentially more lucrative franchising field.

Operating Loss
--------------
     Operating loss for the nine months ended September 30, 1998 decreased $495,200 (40.38%) to $731,022 from $1,226,222 for the nine months ended
September 30, 1997. This was due to an increase in revenues for the nine months ended September 30, 1998 of $2,361,644 (a 213.22% increase) to $3,469,269 from $1,107,625 for the nine months ended September 30, 1997, an increase in cost of revenues for the nine months ended September 30, 1998 of $1,455,816 (a 338.37% increase) to $1,886,062 from $430,246 for the nine months ended September 30, 1997, and an increase in selling, general and administrative (SG&A) expenses for the nine months ended September 30, 1998 of $410,628 (21.57%) to $2,314,229 from $1,903,601 for the nine months ended
September 30, 1997.

Interest Income
---------------
     Interest income of $129,044 for the nine months ended September 30, 1998 decreased by $50,397 (28.09%) as compared with the nine months ended September 30, 1997 during which nine months there was $179,441 of interest income. Such decrease was due to the Company's decreased holdings of cash and short-term investments during the fiscal 1998 period as compared with the fiscal 1997 period.

Interest Expense
----------------
     Interest expense was $95,791 for the nine months ended September 30, 1998, an increase of $47,670 (99.06%) as compared with the nine months ended September 30, 1997 during which nine months there was $48,121 of interest expense. Such increase resulted from certain indebtedness incurred as a result of the acquisition of the C&D landfill described in Note C on Page 12 of this report.

Gain on Sale of Land
--------------------
     During the three months ended September 30, 1998, the Company sold 253.5 acres of unimproved land in Ellis County, Texas which had been held for possible development, in exchange for consideration consisting of 1.4 million shares of common stock of WasteMasters, Inc. Such transaction resulted in an extraordinary, non-recurring gain of $944,000.

Net Income (Loss)
-----------------
     The Company generated net income of $240,727 during the nine months ended September 30, 1998 as compared with a net loss of $991,033 during the nine months ended September 30, 1997. The improved results were primarily due to the $944,000 extraordinary, non-recurring gain on sale of land realized during the September 30, 1998 quarter and the significantly increased revenues and decreased operating loss, offset in part by increased interest expense and decreased interest income and miscellaneous income.


                    Three Months Ended September 30, 1998
               Compared to Three Months Ended September 30, 1997
               -------------------------------------------------
Revenues
--------
     During the three months ended September 30, 1998, revenues of the Company were derived primarily from the C&D landfill, described in Note C on Page 12 of this report, which was acquired during the third quarter of 1997 ($712,635), the FIBER-SEAL fabric care and treatment business ($241,522), the management contract with WasteMasters, Inc. ($150,000), and the municipal solid waste landfill in Kirksville, Missouri described in Note C on Page 12 of this report ($125,671). Revenues for the quarter ended September 30, 1998 increased $535,022 (76.34%) to $1,235,828 from $700,806 for the quarter ended September
30, 1997. The increase in revenues was primarily a result of the acquisitions of the C&D and MSW landfills, the WasteMasters, Inc. management agreement offset, in part, by decreased FIBER-SEAL revenues. FIBER-SEAL revenues decreased $17,242 (6.66%) to $241,522 for the quarter ended September 30, 1998 from $258,764 for the quarter ended September 30, 1997. Landfill revenues in the quarter ended September 30, 1997 amounted to $429,419.

Cost of Revenues
----------------
     Cost of revenues for the quarter ended September 30, 1998 increased $426,928 (156.91%) to $699,021 (representing 56.56% of revenues) from $272,093
(representing 38.83% of revenues) for the quarter ended September 30, 1997. The increase in the cost of revenues was primarily a result of the acquisition of the C&D and MSW landfills.

Selling, General and Administrative (SG&A) Expenses
---------------------------------------------------
     Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 1998 increased $86,029 (10.65%) to $893,959 from $807,930 for the quarter ended September 30, 1997. The increase was due to a variety of factors including increased personnel costs, the rental of office space in Atlanta, the expenses incurred as a result of the acquisitions described in Note C on Page 12 of this report, and additional expenses for FIBER-SEAL related to its conversion from a licensing operation to a franchising operation. While existing licensees will likely remain as licensees, FIBER-SEAL is on the verge of entering the potentially more lucrative franchising field.

Operating Loss
--------------
     Operating loss for the quarter ended September 30, 1998 decreased $22,065 (5.82%) to $357,152 from $379,217 for the quarter ended September 30, 1997. This was due to an increase in revenues for the quarter ended September 30, 1998 of $535,022 (a 76.34% increase) to $1,235,828 from $700,806 for the quarter ended September 30, 1997, an increase in cost of revenues for the quarter ended September 30, 1998 of $426,928 (a 156.91% increase) to $699,021 from $272,093 for the quarter ended September 30, 1997, and an increase in selling, general and administrative (SG&A) expenses for the quarter ended September 30, 1998 of $86,029 (a 10.65% increase) to $893,959 from $807,930 for the quarter ended September 30, 1997.

Interest Income
---------------
     Interest income of $42,458 for the quarter ended September 30, 1998 decreased by $17,913 (29.67%) as compared with the quarter ended September 30, 1997 during which quarter there was $60,371 of interest income. Such decrease was due to the Company's decreased holdings of cash and short-term investments during the fiscal 1998 period as compared with the fiscal 1997 period.

Interest Expense
----------------
     Interest expense was $30,788 for the quarter ended September 30, 1998, an increase of $13,492 (78.01%) as compared with the quarter ended September 30, 1997 during which quarter there was $17,296 of interest expense. Such increase resulted from certain indebtedness incurred as a result of the acquisition of the C&D landfill described in Note C on Page 12 of this report.

Gain on Sale of Land
--------------------
     During the three months ended September 30, 1998, the Company sold 253.5 acres of unimproved land in Ellis County, Texas which had been held for possible development, in exchange for consideration consisting of 1.4 million shares of common stock of WasteMasters, Inc. Such transaction resulted in an extraordinary, non-recurring gain of $944,000.

Net Income (Loss)
-----------------
     The Company generated net income of $589,773 during the three months ended September 30, 1998 as compared with a net loss of $336,142 during the three months ended September 30, 1997. The improved results were primarily due to the $944,000 extraordinary, non-recurring gain on sale of land realized during the September 30, 1998 quarter and the significantly increased revenues and decreased operating loss offset in part by increased interest expense and decreased interest income.

     Liquidity and Capital Resources
     -------------------------------

Cash and Note Receivable
------------------------
     Cash and note receivable as of September 30, 1998 were $1,681,678 a decrease of $19,802 as compared with the cash and note receivable position of $1,701,480 at December 31, 1997. Such decrease was primarily due to the $731,022 net operating loss experienced by the Company during the nine months ended September 30, 1998, offset, in large part, by non-cash expenses (i.e., depreciation, amortization, etc.).

Investment in WasteMasters, Inc.
--------------------------------
     As of September 30, 1998, the Company owned various securities of WasteMasters, Inc., a publicly-traded corporation whose common stock is traded on the Nasdaq SmallCap Market under the trading symbol WAST. Such securities consist of 5,900,000 shares of WasteMasters Common Stock, 5,000,000 shares of WasteMasters Series A Preferred Stock (which are convertible at the Company's option into 25,500,000 shares of WasteMasters Common Stock) and an option to exchange up to 1,000,000 shares of Continental Investment Corporation Common Stock for up to 100,000,000 shares of WasteMasters Common Stock (as per a fixed exchange ratio of 1 share of Continental for 100 shares of WasteMasters). Such securities are valued on the Company's balance sheet at their cost basis of $7,774,000. As per a management contract between the Company and WasteMasters, Inc., the Company was paid a monthly fee of $50,000 to manage the affairs and operations of WasteMasters, Inc. during the nine months ended September 30, 1998.

Capital Expenditures
--------------------

     The Company currently has no material commitments for capital expenditures.

Capital Resources
-----------------
     Heretofore, the primary source of capital has been provided by the sale of shares of common stock of the Company in private sales. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock, cash flow from the construction and demolition landfill described in Note C on Page 12 of this report, cash flow generated from the operation of its FIBER-SEAL fabric care and treatment business and cash flow from the municipal solid waste landfill described in Note C on Page 12 of this report. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, the exercise of warrants, or alternative financing arrangements, there may be delays in the Company's ability to accomplish its long-term goals. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time. The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of stock of the Company. $2,720,000 of common stock purchase warrants were exercised during the fiscal year ended December 31, 1997. $78,840 of common stock purchase warrants were exercised during the nine months ended September 30, 1998.

     As of September 30, 1998, the Company had working capital of $750,573 and a current ratio of 1.33 to 1.


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


                                 CONTINENTAL INVESTMENT CORPORATION
                                 (Registrant)

                                  By: /S/ R. Dale Sterritt, Jr.
                                      -------------------------
                                      R. Dale Sterritt, Jr.
                                      Chairman, President and
                                      Chief Executive Officer
                                      (Principal Financial Officer)

DATE: November 19, 1998